Form 10-Q
period 1999-09-30
ITXC CORP
filed 1999-11-15
CIK 1061895

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

     Commission File Number: 333-80411

                                   ITXC CORP.
             (Exact name of registrant as specified in its charter)

               Delaware                            22-35-31960
     (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)             Identification No.)

                             600 College Road East
                          Princeton, New Jersey 08540
          (Address of principal executive office, including zip code)

                                 (609) 419-1500
              (Registrant's telephone number, including area code)



--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

               Yes              No  X
                   ---             ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  At October 31, 1999, there were 35,777,366 shares of Common Stock, par value $.001 per share, outstanding.

                                   ITXC CORP.

                                     INDEX

                                                                                 Page
                                                                                 ----
Part I.  Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of December 31, 1998
         and September 30, 1999 (Unaudited)......................................  3

         Condensed Consolidated Statements of Operations for the Three and Nine
         Months Ended September 30, 1998 and 1999 (Unaudited)....................  4

         Condensed Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 1998 and 1999 (Unaudited)...........................  5

         Notes to Condensed Consolidated Financial Statements (Unaudited)........  6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.....................................  9

Item 3.  Quantitative and Qualitative Disclosure About Market Risk............... 19

Part II. Other Information

Item 1.  Legal Proceedings....................................................... 20

Item 2.  Changes in Securities and Use of Proceeds............................... 20

Item 6.  Exhibits and Reports on Form 8-K........................................ 20

Signatures....................................................................... 22

                          ITXC CORP. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets

                                                                                                          Pro forma
                                                                                                        Stockholders'
                                                                                                           equity
                                                         December 31,         September 30,             September 30,
                                                             1998                  1999                      1999
                                                                               (Unaudited)               (Unaudited)
-----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                    $ 3,971,237          $  3,987,378
Short term investments                                           200,000               207,434
Accounts receivable, net                                         500,739             3,888,709
Prepaid expenses and other current assets                        121,459               631,975
                                                             -----------          ------------
  Total current assets                                         4,793,435             8,715,496

Property and equipment, net                                    3,015,529             8,685,970
Deposits and other assets                                         24,833               685,072
                                                             -----------          ------------
  Total assets                                               $ 7,833,797          $ 18,086,538
                                                             ===========          ============


Accounts payable and accrued liabilities                     $ 1,617,318          $  6,409,644
Deferred revenue                                                 888,232                     -
Customer deposits                                                142,500               418,501
Current portion of capital lease obligations                      76,705             1,086,615
                                                             -----------          ------------
  Total current liabilities                                    2,724,755             7,914,760

Equipment note payable                                         1,200,000             1,723,191
Capital lease obligation, less current portion                   160,368             1,422,595

Series B redeemable convertible preferred stock,               9,866,723             9,882,716                        -
$.001 par value, issued and outstanding,
5,865,104 shares in 1998 and 1999; pro forma
none, $10,000,000 liquidation preference

Series C redeemable convertible preferred stock,                       -            15,688,387                        -
$.001 par value, issued and outstanding, none in
1998; 3,229,975 shares in 1999; pro forma none,
$22,500,000 liquidation preference
Stockholders' equity (deficit):
Common Stock, $.001 par value, authorized                          8,381                10,400             $     28,590
67,500,000 shares; issued and outstanding,
8,381,000 shares in 1998; 10,399,808 shares in
1999; pro forma 28,589,966 shares
Additional paid in capital                                     2,293,516            14,477,072               40,029,985
Deferred employee compensation                                  (566,201)          (11,563,243)             (11,563,243)
Accumulated deficit                                           (7,853,745)          (21,469,340)             (21,469,340)
                                                             -----------          ------------        -----------------
  Total stockholders' equity (deficit)                        (6,118,049)          (18,545,111)            $  7,025,992
                                                                                                      =================

Total liabilities, mandatorily redeemable                    $ 7,833,797          $ 18,086,538
preferred stock and stockholders' equity (deficit)           ===========          ============


See accompanying notes

                          ITXC CORP. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                                                     Three Months ended September 30,
                                                                                      1998                      1999
                                                                                   -------------------------------------
Telecommunications revenue                                                         $   222,528               $ 6,549,249
Consulting revenue                                                                      88,236                         -
                                                                                   -----------               -----------
  Total revenue                                                                        310,764                 6,549,249
Data communications and telecommunications                                             406,489                 6,241,632
Cost of consulting revenue                                                              61,415                         -
Network operations                                                                     393,569                   881,831
Selling, general and administrative                                                  1,639,152                 4,031,428
Depreciation and amortization                                                          105,987                   654,551
Non-cash employee compensation                                                          57,453                 1,066,373
                                                                                   -----------               -----------
  Total costs and expenses                                                           2,664,065                12,875,815
Loss from operations                                                                (2,353,301)               (6,326,566)
Interest income, net                                                                    99,517                    37,319
                                                                                   -----------               -----------
Net loss                                                                           $(2,253,784)              $(6,289,247)
                                                                                   ===========               ===========
Accretion of redemption value of mandatorily redeemable
    convertible preferred stock                                                         (5,331)                 (329,675)
Net loss applicable to common stockholders                                         $(2,259,115)              $(6,618,922)
                                                                                   ===========               ===========
Basic and diluted net loss per share applicable to common
    stockholders                                                                   $     (0.27)              $     (0.64)
                                                                                   ===========               ===========
Weighted average shares used in computation of basic and
    diluted net loss per share applicable to common stockholders                     8,357,902                10,338,369
Pro forma basic and diluted net loss per share                                     $     (0.11)              $     (0.22)
                                                                                   ===========               ===========
Weighted average shares used in computation of pro forma basic
    and diluted net loss per share                                                  20,088,110                28,528,527

                                                                                       Nine Months ended September 30,
                                                                                       1998                      1999
                                                                                    -------------------------------------
Telecommunications revenue                                                          $   268,850              $ 13,313,678
Consulting revenue                                                                      564,708                   988,232
                                                                                    -----------              ------------
  Total revenue                                                                         833,558                14,301,910
Data communications and telecommunications                                              507,479                13,132,108
Cost of consulting revenue                                                              130,788                         -
Network operations                                                                      849,282                 2,164,569
Selling, general and administrative                                                   3,418,097                 9,706,076
Depreciation and amortization                                                           157,556                 1,353,621
Non-cash employee compensation                                                          124,993                 1,753,965
                                                                                    -----------              ------------
  Total costs and expenses                                                            5,188,195                28,110,339
Loss from operations                                                                 (4,354,637)              (13,808,429)
Interest income, net                                                                     41,943                   192,832
                                                                                    -----------              ------------
Net loss                                                                            $(4,312,694)             $(13,615,597)
                                                                                    ===========              ============
Accretion of redemption value of mandatorily redeemable
    convertible preferred stock                                                          (8,885)                 (772,796)
Net loss applicable to common stockholders                                          $(4,321,579)             $(14,388,393)
                                                                                    ===========              ============
Basic and diluted net loss per share applicable to common
    stockholders                                                                    $     (0.53)             $      (1.56)
                                                                                    ===========              ============
Weighted average shares used in computation of basic and
    diluted net loss per share applicable to common stockholders                      8,118,355                 9,194,259
Pro forma basic and diluted net loss per share                                      $     (0.29)             $      (0.52)
                                                                                    ===========              ============
Weighted average shares used in computation of pro forma basic
    and diluted net loss per share                                                   14,821,331                26,082,962

See accompanying notes.

                          ITXC CORP. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows

                                                                                   Nine Months ended September 30,
                                                                                    1998                   1999
                                                                                 ----------------------------------
Operating activities
Net loss                                                                         $(4,312,693)          $(13,615,597)
Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                                    157,556              1,353,621
    Provision for doubtful accounts                                                    9,000              1,649,459
    Amortization for non-cash deferred employee compensation                         124,993              1,753,965
    Issuance of common stock for services                                             10,625                      -
    Non-cash interest expense                                                         90,000                      -
    Changes in operating assets and liabilities:
         Increase in accounts receivable                                            (180,818)            (5,037,429)
         Increase in prepaid expenses and other assets                               (94,610)              (501,561)
         Increase in accounts payable and accrued expenses                           772,969              4,792,326
         Increase (decrease) in customer deposits and deferred
             revenue                                                                 693,772               (612,231)
                                                                                 -----------           ------------
Net cash used in operating activities                                             (2,729,206)           (10,217,447)
Investing activities
Purchase of property and equipment                                                (1,408,366)            (4,580,649)
Purchase and short-term investments                                                 (200,000)                (7,434)
                                                                                 -----------           ------------
Net cash used in investing activities                                             (1,608,366)            (4,588,083)
Financing activities
Proceeds from equipment line of credit                                             1,200,000                523,191
Proceeds from stockholder note                                                       750,000                      -
Repayment of capital lease obligations                                                     -               (171,274)
Issuance of common stock                                                                   -                207,364
Issuance of convertible preferred stock                                            9,101,606             14,931,584
Deferred costs of initial public offering                                                  -               (669,194)
Subscription receivable                                                                  900   .
                                                                                 -----------   --------------------
Net cash provided by financing activities                                         11,052,506             14,821,671
                                                                                 -----------           ------------
Increase (decrease) in cash                                                        6,714,934                 16,141
Cash and cash equivalents at beginning of period                                     497,877              3,971,237
                                                                                 -----------           ------------
Cash and cash equivalents at end of period                                       $ 7,212,811           $  3,987,378
                                                                                 ===========           ============
Supplemental disclosures of cash flow information
Cash paid for interest                                                           $     6,693           $    151,703
                                                                                 -----------           ------------

See accompanying notes.

                          ITXC CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (Unaudited)
                                  -----------

1.   Basis of Presentation

     The September 30, 1999 and 1998 financial statements have been prepared by ITXC Corp. (the "Company" or "ITXC") and are unaudited. In the opinion of the Company's management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements and notes thereto presented herein pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements and notes thereto presented herein should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1998 and notes thereto included in the Company's Registration Statements on Form S-1 (No. 333-80411) filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.


2.   Capital Stock
     -------------

     On August 25, 1999, the Company's Board of Directors approved a 2 for 1 stock split of its Common Stock which became effective on September 20, 1999. The Common Stock numbers and preferred stock conversion ratios included in the financial statements reflect the stock split for all periods presented. On September 20, 1999, the Company's stockholders approved an increase in the authorized Common Stock to 67,500,000 shares which became effective on September 20, 1999. On July 23, 1999, the Company's stockholders approved an increase in the number of shares which may be granted under the Company's 1998 Stock Incentive Plan to 7,700,000 shares, effective upon the closing of the IPO.

3.   Joint Venture
     -------------

     In July 1998, the Company obtained a 49% interest in ITXC Comunicacoes Ltda ("ITXC Ltda"), a newly formed joint venture, in consideration of rights to certain technology, which provides exchange carrier long-distance services in certain countries in South America. The ITXC Ltda joint venture agreement, as amended, provides for an exit clause triggered by an initial public offering of common stock by the Company and certain other events. The clause provides the Company a call option and provides TeleNova Communicacoes Ltda and its assignee (collectively, "TeleNova") a put option which requires the Company to acquire TeleNova's interest in ITXC Ltda at a price based either on a formula, as defined in the agreement, or an appraisal of ITXC Ltda's fair value. The formula price is based on ITXC Ltda's revenues as a percentage of the Company's revenues, which percentage is applied to the Company's value. TeleNova has waived its put right and the Company waived its call right in connection with the Company's initial public offering; however, both the Company and TeleNova maintain certain call and put rights, respectively, upon the occurrence of certain other future events.

4.   Subsequent Events and Pro Forma Information
     -------------------------------------------

     On October 1, 1999, the Company completed an initial public offering (IPO) of 7.2 million shares of common stock at a price of $12.00 per share, generating net proceeds of approximately $78.5 million. Under the Company's Certificate of Incorporation, all outstanding shares of Series B Redeemable Convertible Preferred Stock and Series C Redeemable Convertible Preferred Stock were converted into shares of Common Stock on a two-for-one basis (reflecting the stock split described in Note 2), effective upon the closing of the Company's IPO, resulting in the issuance of an additional
     18.2 million shares of common stock.


     The unaudited pro forma balance sheet information and the pro forma net loss per share reflect the effects of the automatic conversion of all series of the Company's mandatorily redeemable convertible preferred stock to Common Stock upon the closing of the IPO. The unaudited pro forma information gives effect to the actual conversion prices at the date of the IPO of $.8525 for Series B Redeemable Convertible Preferred Stock and $2.322 for Series C Redeemable Convertible Preferred Stock. The unaudited pro forma net loss per share assumes the conversion of the Series B Redeemable Convertible Preferred Stock and Series C Redeemable Convertible Preferred Stock to Common Stock as if such shares had been converted at the date of issuance, even though the result is antidilutive.

     The following table presents the calculation of basic and diluted net loss per share and pro forma net loss per share:

                                                                          Three Months Ended September 30,
                                         -----------------------------------------------------------------------------------------
                                                                    1998                                     1999
                                         ---------------------------------------------     ---------------------------------------
                                                                 Denominator                              Denominator
                                                                  (Weighted                                (Weighted
                                                Numerator          Average       Per         Numerator      Average        Per
                                               (Net Loss)          Shares)      Share       (Net Loss)      Shares)       Share
                                         -----------------------------------------------------------------------------------------
Basic and diluted net loss per                     $(2,259,115)    8,357,902    $(0.27)    $ (6,618,922)  10,338,369       $ (0.64)
    common share
Accretion of redemption value of
    mandatorily redeemable
    convertible preferred stock                          5,331           ---       ---          329,675          ---           ---
Assumed conversion of shares of
    mandatorily redeemable
    convertible preferred stock into
    shares of common stock at
    issuance                                               ---    11,730,208       ---              ---   18,190,158           ---
                                           -------------------    ----------   -------     ------------   ----------   -----------
Pro forma basic and diluted net
   loss per common share                           $(2,253,784)   20,088,110    $(0.11)    $ (6,289,247)  28,528,527       $ (0.22)
                                           ===================    ==========   =======     ============   ==========   ===========

                                                                            Nine Months Ended September 30,
                                         -----------------------------------------------------------------------------------------
                                                                    1998                                   1999
                                         ---------------------------------------------     ---------------------------------------
                                                                 Denominator                              Denominator
                                                                  (Weighted                               (Weighted
                                                Numerator          Average       Per        Numerator      Average         Per
                                               (Net Loss)          Shares)      Share       (Net Loss)     Shares)        Share
                                         -----------------------------------------------------------------------------------------
Basic and diluted net loss per                     $(4,321,579)    8,118,355    $(0.53)    $(14,388,393)   9,194,259       $ (1.56)
    common share
Accretion of redemption value of
    mandatorily redeemable
    convertible preferred stock                          8,885           ---       ---          772,796          ---           ---
Assumed conversion of shares of
    mandatorily redeemable
    convertible preferred stock into
    shares of common stock at
    issuance                                               ---     6,702,976       ---              ---   16,888,703           ---
                                           -------------------    ----------   -------     ------------   ----------   -----------
Pro forma basic and diluted net
    loss per common share                          $(4,312,694)   14,821,331    $(0.29)    $(13,615,597)  26,082,962       $( 0.52)
                                           ===================    ==========   =======     ============   ==========   ===========

1.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's initial public offering prospectus dated September 27, 1999 and the Unaudited Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause such a difference are described in Exhibit
99.1 to this Quarterly Report on Form 10-Q. Such factors may also cause substantial volatility in the market price of the Company's common stock.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amount of costs and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates and assumptions.


Overview

        The Company is a leading global provider of Internet-based voice and fax services. From the Company's inception in July 1997 through April 1998, its operating activities were focused primarily on:

        . developing monitoring and analysis software (the Company's BestValue Routing software) to enable the Company to efficiently and cost effectively route voice over the Internet;

        . developing relationships with affiliates throughout the world to increase the global reach of ITXC.net, the Company's network;

        . developing additional business strategies to supplement the Company's affiliate network; and

        .  hiring the Company's initial employee group.

        In April 1998, the Company launched its first service delivered over ITXC.net -- the Company's WWeXchange service. The Company's operations since that time have included:

     . increasing its voice traffic, from 2,746 minutes during April 1998 to approximately 42.5 million minutes during the quarter ended September 30, 1999;

     . refining its monitoring and analysis software in order to achieve BestValue Routing;

     . expanding its affiliate network and increasing the global reach of ITXC.net; and

     . increasing its employee headcount, from 29 employees on April 1, 1998 to 108 employees on September 30, 1999.

     The Company's primary sources of revenue have been the fees that it receives from customers for terminating calls that they have originated on the Internet. To date, the Company's revenue for terminating calls over ITXC.net has depended primarily upon the following factors:

     . the volume of voice traffic carried over ITXC.net, which is measured in terms of minutes of voice traffic;

     . the mix of voice traffic carried over ITXC.net, which reflects the fact that calls made over certain routes will generate greater revenues than calls of a similar duration made over other routes; and

     . pricing pressures resulting from competitive conditions in the Company's markets.

Increased competition from other providers of Internet telephony services and traditional telephony services could materially adversely affect revenues in future periods.

     In periods prior to the three months ended September 30, 1999, the Company has also received consulting revenue derived from a market trial agreement that it entered into with a third-party shortly after its inception in order to generate funds to sustain operations. Under that agreement, the Company earned a portion of the revenue ratably over the term of the agreement and the remainder of the revenue as it met specific milestones. The Company does not consider it likely that consulting revenue will continue beyond the quarter ended June 30, 1999.

     To date, the Company has derived a significant portion of its revenue from a small number of customers. The loss of a major customer could have a material adverse effect on the Company's business, financial condition, operating results and future prospects.

     The Company's operating expenses have been primarily:

          . Data Communications and Telecommunications Expenses. Communications expenses, consisting primarily of:

               . costs associated with sending voice traffic over the Internet, primarily fees that the Company pays to its affiliates to terminate or assist it in terminating calls, fees that the Company pays when it finds it necessary to utilize the traditional telephone network or private data networks to terminate calls and expenses incurred in connecting the Company's customers to its network; these expenses are largely proportional to the volume of voice traffic carried over the Company's network; and

               . costs associated with buying Internet access at ITXC-operated locations; these costs are largely proportional to the bandwidth of access available and do not typically vary based upon volume.

          . Network Operations Expenses. Expenses associated with operating the network, consisting primarily of the salaries, payroll taxes and benefits that the Company pays for those employees directly involved in the operation of ITXC.net and related expenses.

          . Selling, General and Administrative Expenses. There are three components of selling, general and administrative expenses, consisting of the following:

               . Sales and Marketing Expenses. Expenses relating to the salaries, payroll taxes, benefits and commissions that the Company pays for sales personnel and expenses associated with the development and implementation of the Company's promotion and marketing campaigns. The Company anticipates that sales and marketing expenses will increase in the future as it expands its internal sales force, hires additional marketing personnel and increases expenditures for promotion and marketing. The Company expects that such expenses will also increase as telecommunications revenue increases.

               . Development Expenses. Salary, payroll tax and benefit expenses that the Company pays for employees and consultants who work on the development of the Company's network management approaches and future applications of its technology. The Company believes that investing in the enhancement of its technology is critical to its future success. The Company expects that its development expenses will increase in future periods, based upon various factors, including:

               .  the importance to the Company of BestValue Routing;

               .  the pace of technological change in the Company's industry;
                  and

               . the Company's goal of expanding the applications of its technology.

               . General and Administrative Expenses. Salary, payroll tax and benefit expenses and related costs for general corporate functions, including executive management, administration, facilities, information technology and human resources. The Company expects that general and administrative expenses will increase in the future as it hires additional personnel and incurs additional costs related to the growth of its business and operations. In addition, the Company expects to expand its facilities and incur associated expenses to support its anticipated growth.

          . Non-cash Employee Compensation Expenses. Non-cash employee compensation represents compensation expense incurred in connection with the grant of certain stock options to employees with exercise prices less than the fair value of the Company's Common Stock at the respective dates of grant. During the nine months ended September 30, 1999, the Company granted options to purchase 3,413,500 shares of common stock at exercise prices equal to or less than fair value resulting in non-cash charges of approximately $12.8 million. Such charges will be expensed, generally over the next three to seven years, in connection with the underlying vesting periods of the options granted.

     The Company believes that the services that it provides over the Internet are not currently actively regulated in the United States. Several efforts have been made, however, to enact federal legislation that would regulate certain aspects of the Internet. If adopted, such legislation could increase the Company's costs significantly and could materially adversely affect its business, operating results, financial condition and future prospects.

     As ITXC.net continues to grow, the Company anticipates that from time to time its operating expenses may increase on a per minute basis. This increase is related to the Company's decision to route additional traffic over the traditional telephone network or private data networks in order to maintain quality transmissions during relatively short periods of time as the Company transitions its network to increased levels of capacity. During these periods, the Company occasionally experiences reductions in volume from certain customers. Historically, the Company has satisfactorily resolved these transition issues. However, the Company anticipates that in the future other anticipated or unanticipated operating problems associated with the growth of ITXC.net may develop.

     Since the Company's inception in July 1997, it has experienced operating losses in each quarterly and annual period and negative cash flows from operations in each quarter since it commenced offering services over ITXC.net in April 1998. As of September 30, 1999, the Company had an accumulated deficit of $21.5 million. The profit potential of the Company's business is unproven, and the Company's limited operating history makes an evaluation of it and its prospects difficult. The Company may not achieve profitability or, if it achieves profitability, the Company might not sustain profitability.

Results of Operations - Comparison of the Three and Nine Months Ended September 30, 1998 and 1999

     Revenue

     The Company did not commence commercial services over ITXC.net until the quarter ended June 30, 1998. Accordingly, the Company realized only $223,000 and $269,000, respectively, in telecommunications revenue during the three and nine months ended September 30, 1998. The Company's telecommunications revenue for the three and nine months ended

September 30, 1999 of $6.5 million and $13.3 million, respectively, was more than five and ten times greater, respectively, than the amount of telecommunications revenue that the Company generated during the period in 1998 when ITXC.net was operational. For information regarding the termination of services to certain customers, see "--Selling, General and Administrative Expenses".

        The Company recorded consulting revenues of $88,000 and $565,000, respectively, during the three and nine months ended September 30, 1998, as compared with $0 and $988,000, respectively, during the three and nine months ended September 30, 1999, reflecting the accomplishment of various performance requirements under its market trial agreement. As of June 30, 1999, the Company had satisfied all of the performance requirements under its market trial agreement and had received all consulting payments required by that agreement. The Company does not expect to earn significant consulting revenue in subsequent periods.

        Operating Expenses

        Data Communications and Telecommunications Expenses. The Company did not incur data communications and telecommunications expenses until it began providing service over ITXC.net in April 1998. Accordingly, the Company incurred only $507,000 of such expenses during the nine months ended September 30, 1998, the bulk of which ($406,000) was incurred during the three months ended September 30, 1998. During the three and nine months ended September 30, 1999, such expenses amounted to $6.2 million and $13.1 million, respectively, compared to telecommunications revenue of $6.5 million and $13.3 million, respectively.

        Cost of Consulting Revenue. The Company did not incur any material expenses under its market trial agreement during any of the periods described in this Quarterly Report on Form 10-Q. During the three and nine months ended September 30, 1998, such costs represented 70% and 23%, respectively, of consulting revenue. The Company did not incur these expenses during the three or nine months ended September 30, 1999 since the substantive work required to meet the final performance milestones was completed during 1998. During 1999, the Company presented an update report.

        Network Operations Expenses. Network operations expenses increased from $394,000 and $849,000, respectively, during the three and nine months ended September 30, 1998 to $882,000 and $2.2 million, respectively, during the three and nine months ended September 30, 1999. Expenses during the earlier period were incurred in preparing for the implementation of the Company's WWeXchange service in April 1998 and in the initial delivery of that service. During the three and nine months ended September 30, 1999, such expenses primarily reflected the cost of operating the Company's 24-hours-a-day, 7 days-a-week network operations center and represented 13% of telecommunications revenue during the three months ended September 30, 1999 and 16% of telecommunications revenue during the nine months ended September 30, 1999.

        Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased from $1.6 million and $3.4 million, respectively, during the three and nine months ended September 30, 1998 to $4.0 million and $9.7 million, respectively, during the three and nine months ended September 30, 1999. These increases were primarily due to an increase in salaries and benefits, recruiting costs and facilities expenses resulting from the growth in the Company's business and facilities, as well as an increase in the number of general and administrative personnel hired to support that growth.

     The increase in SG&A expense also includes a $1,649,000 increase in the Company's accounts receivable reserves. This increase in the reserves reflects general industry trends and the termination of service to certain significant customers. The Company does not expect any material revenue impact from these actions. Such expectation represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ from such expectation as a result of a number of factors, including the extent to which the Company is able to attract new customers to ITXC.net, the extent to which the Company is able to expand the utilization of ITXC.net by other existing customers, the Company's capacity constraints and the mix of traffic that the Company carries in future periods.

     The increase in SG&A expenses also reflects personnel costs associated with the hiring of additional sales and marketing employees, commissions paid on the telecommunications revenue that the Company generated during 1999 and the costs of additional personnel and consultants for development tasks.

     Non-cash Employee Compensation Expenses. Non-cash employee compensation expense increased from $57,000 and $125,000, respectively, during the three and nine months ended September 30, 1998 to $1.1 million and $1.8 million, respectively, during the three and nine months ended September 30, 1999, representing amortization of deferred compensation incurred in connection with the grant of options at exercise prices less than fair value. This charge is expected to remain constant over the next several years.

     Interest Income, Net

     The Company's interest income, net principally represents income from cash and investments which, in turn, were derived from capital contributions made by the Company's investors. In addition to the initial capital invested near the inception of the Company's business, ITXC raised net proceeds of $9.9 million and $14.9 million from a group of investors in transactions completed during April 1998 and February 1999, respectively. The interest generated from these capital contributions exceeded the interest that the Company paid on its line of credit by $37,000 and $193,000, respectively, during the three and nine months ended September 30, 1999. During the three and nine months ended September 30, 1998, interest generated from capital contributions exceeded interest paid on the Company's line of credit and non-cash interest related to the issuance of common stock warrants (in connection with bridge financing provided by two officers) by $100,000 and $42,000, respectively. Interest income, net is expected to increase as a result of the Company's recently completed initial public offering.

     Loss From Operations

        The Company incurred operating losses of $2.4 million and $4.4 million, respectively, during the three and nine months ended September 30, 1998 and operating losses of $6.3 million and $13.8 million, respectively, during the three and nine months ended September 30, 1999. The Company does not consider these amounts to be comparable, since the 1998 amounts reflect operations prior to the introduction and during the initial stage of services over our network, while the 1999 amounts reflects more active operation of our network. The Company anticipates that it will incur additional operating and net losses for the foreseeable future. The amount of these losses may exceed the amount of the losses that the Company has incurred in prior periods.

Liquidity and Capital Resources

        Since the Company's inception in July 1997, ITXC has financed its operations primarily through the private placement of its capital stock and, to a lesser extent, through equipment financing, and for the period after June 30, 1999, through capital leases. As of September 30, 1999, the Company had $4.2 million in cash, cash equivalents and short-term investments, which amount was augmented on October 1, 1999 upon the consummation of the Company's initial public offering. Net proceeds from the initial public offering, including proceeds resulting from the exercise by the underwriters of their over-allotment option, are estimated to be approximately $78.5 million.

        Net cash provided by financing activities amounted to $14.8 million for the nine months ended September 30, 1999 and was primarily attributable to net proceeds from the issuance of the Company's capital stock in a private round of equity financing in February 1999. Such amount does not include the proceeds from the Company's initial public offering.

        Net cash used in operating activities amounted to $10.2 million for the nine months ended September 30, 1999. Cash used in operating activities was primarily the result of net operating losses and increased accounts receivable, partially offset by increases in accounts payable and accrued liabilities.

        Net cash used in investing activities amounted to $4.6 million for the nine months ended September 30, 1999. Cash used in investing activities was primarily related to the purchases of property and equipment.

        As of September 30, 1999, the Company's principal commitments consisted of obligations outstanding under operating and capital leases. At that date, future minimum payments for non-cancelable leases included payments of $445,000 during the balance of 1999 and $1.8 million during 2000. Amounts committed beyond 2000 under all leases totaled approximately $1.3 million as of September 30, 1999. The Company anticipates a substantial increase in capital expenditures and lease commitments consistent with the anticipated growth in operations, infrastructure and personnel, including the deployment of additional networks hubs and SNARCs (a proprietary device which allows customers to access the Company's network directly from their premises, eliminating the costs of special traditional telephone connections dedicated to connecting with network hubs and improving the economics of the Company's services to them).

        In August 1998, the Company arranged a revolving line of credit with a financial institution which provides for maximum borrowings of $5.0 million, of which $4.0 million may be borrowed under an equipment line of credit for the purchase of certain capital equipment. Borrowings under the credit agreement were approximately $1.7 million at September 30, 1999. This credit agreement is collateralized by substantially all of the Company's assets. The revolving line of credit has a one year term that requires payment of any principal in December 1999. The equipment sub-line of credit expires in 2002. The Company was required to repay the outstanding balance under the credit agreement upon consummation of its initial public offering. The Company currently is engaged in negotiations to amend its credit agreement to increase the aggregate amount of credit available thereunder to $10 million. The description of the credit agreement in the next paragraph does not reflect any modifications that may be made in connection with these negotiations.

        Accrued interest under the revolving line of credit is due in monthly installments through December 1999. Accrued interest under the equipment sub-line of credit is due monthly until the principal amount is repaid three years after the final draw down. Borrowings under the revolving line of credit bear interest at a rate per annum equal to the higher of the Company's lender's published prime rate plus 0.5% and the weighted average federal funds rate available to our lender plus 1.5%. Borrowings under the equipment sub-line of credit bear interest at a rate per annum equal to the higher of the Company's lender's published prime rate plus 0.75% and the weighted average federal funds rate available to the Company's lender plus 2.0%. Amounts outstanding under the credit agreement not paid when due will bear interest at a default rate equal to 3.0% above the rates otherwise applicable to the loans made to the Company. As of December 31, 1998, the Company was in violation of one financial covenant under the credit agreement. That covenant required the Company's current assets to exceed its current liabilities by a specified multiple, which multiple varied for each quarter through the quarter ended September 30, 1999. The Company obtained a letter from its lender waiving the violation as of December 31, 1998.

        In connection with the formation of the Company's joint venture, ITXC Comunicacoes Ltda., the Company entered into a buyout agreement with the other parties to the joint venture. That agreement provides the Company with certain rights to purchase the interests of the other parties, and provides the other parties with certain rights to cause ITXC to purchase their interests, each in a number of specific circumstances.

        Each of the parties to the joint venture will have its put and call rights in the event that:

                .  ITXC reaches an impasse with its joint venture partners;

                . the Company is acquired or enters into certain other business combinations;

                . ITXC Comunicacoes Ltda. fails to meet certain performance thresholds in five South American countries; or

                . the Company fails to meet certain performance thresholds in the same countries.

        If any of these triggers occur, the Company will have the right to purchase the interests of its joint venture partners and its partners will have the opportunity to exercise their put rights. The purchase price in these circumstances will either be based upon a formula price, in the case of most acquisitions or other business combinations, or an appraisal of the joint venture's fair market value in all other instances. Under the formula approach, the joint venture will be valued at a percentage of ITXC's value comparable to the percentage that the revenues of ITXC Comunicacoes Ltda., determined under Brazilian accounting principles, represent of ITXC's revenues, determined under U.S. accounting principles, subject to certain contractual adjustments based upon the profitability of the joint venture.

        If the Company's partners exercise their put rights, the Company will be able to specify whether they receive cash or the Company's common stock. If the Company exercises its call rights, its partners may elect to receive cash or the Company's common stock. The amount of the purchase price under any of these scenarios could be substantial and, if the Company exercises a call right and its partners elect to receive cash, the payment of such purchase price could materially adversely impact the Company's liquidity. No assurances can be given that the Company will have the capital necessary to fund a purchase of joint venture interests that the Company would otherwise desire to make.

        The Company's capital requirements depend on numerous factors, including market acceptance of ITXC's services, the responses of its competitors, the resources allocated to ITXC.net and the development of future applications of the Company's technology, the Company's success in marketing and selling its services, and other factors. The Company has experienced substantial increases in its capital expenditures since its inception, consistent with growth in its operations and staffing, and anticipates that its capital expenditures will continue to increase in the future. Additionally, the Company will evaluate possible acquisitions of, or investments in, complementary businesses, technologies or services and plan to expand its sales and marketing programs. The Company currently believes that its available cash equivalents, including the estimated net proceeds of $78.5 million from its recently completed initial public offering, will be sufficient to meet the Company's anticipated needs for working capital and capital expenditures for at least the next 12 months. The Company may need to raise additional funds, however, in order to fund more rapid expansion, to develop new or enhance existing services, to respond to competitive pressures or to acquire or invest in complementary business, technologies or services. Additional funding may not be available on favorable terms or at all.


Year 2000 Compliance

        The Company may be exposed to a loss of revenues and its operating expenses could increase if the systems on which the Company is dependent to conduct its operations are not year 2000 compliant. The Company's potential areas of exposure include:

        .  services purchased from third parties;

        .  information technology, including computers and software; and

        . non-information technology, including telephone systems and other equipment used internally.

        All areas that the Company believes are important to its operations are being tested and validated for year 2000 compliance. The Company's hardware and software have been acquired subsequent to July 21, 1997, and hence at a time when manufacturers were well aware of the year 2000 issue. Since several of the Company's vendors were scheduled to release new versions during the second calendar quarter of 1999, the Company deferred certain aspects of its year 2000 analysis. The Company completed its year 2000 compliance assessment plan and its compliance testing and related documentation by the end of the third quarter of 1999. To the extent that the Company's systems need to be revised or replaced, the Company does not expect this cost to exceed $1.0 million. The Company expects that most of this amount will represent the replacement of readily available hardware and software funded by working capital and/or equipment financing.

        In addition, the Company has sought verification from its key vendors and suppliers that they are year 2000 complaint. If they were not compliant, the Company requested a description of their plans to become compliant. To the extent that vendors fail to provide certification that they are year 2000 compliant, the Company may find it necessary to terminate and seek to replace those relationships.

        In the most reasonably likely worst case scenario, year 2000 problems could adversely impact, and could render inoperative, one or more components in the infrastructures in some foreign countries. Year 2000 difficulties experienced in foreign countries or by the Company's affiliates could materially adversely affect ITXC's network. The Company is in the process of developing a contingency plan to deal with the worst-case scenario that might occur if technologies upon which it is dependent are not year 2000 compliant and fail to operate effectively after the year 2000.

        If the Company's present efforts to address year 2000 compliance issues are not successful, or if distributors, suppliers and other third parties with whom ITXC conducts business do not successfully address such issues, the Company's financial condition, operating results, liquidity and future prospects could be materially adversely affected.

        The Company's statements regarding year 2000 compliance issue are, except for statements regarding historical matters, forward-looking statements under the Private Securities Litigation Reform Act of 1995. Actual results could vary substantially from such forward looking statements as a result of a number of risks and uncertainties, including unanticipated technological difficulties, the difficulties of marshaling resources during the time remaining before January 1, 2000 and other risks referred to in Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

        Not applicable.

Part II

Item 1. Legal Proceedings

        From time to time, the Company is involved in various legal proceedings relating to claims arising in the ordinary course of business. The Company is not a party to any legal proceeding, the adverse outcome of which is expected to have a material adverse effect on its business, financial condition, operating results or future prospects.


Item 2. Changes in Securities and Use of Proceeds

        The Company's initial public offering was effected pursuant to a registration statement on Form S-1 (No. 333-80411) declared effective by the SEC on September 27, 1999. The offering commenced on September 27, 1999 and terminated after all securities registered were sold. The managing underwriters of the initial public offering in the United States were Lehman Brothers, CIBC World Markets and First Analysis Securities Corporation and the managing underwriters of the initial public offering outside of the United States were Lehman Brothers International (Europe), CIBC World Markets International Limited and First Analysis Securities Corporation .

        The sole class of capital stock registered in the Company's public offering was the Company's Common Stock. The total amount of Common Stock registered was $93,437,500. In the initial public offering, a total of 7,187,500 shares were sold at an offering price of $12 per share, for total gross proceeds of $86,250,000. All of the shares were sold for the account of the Company.

        The closing of the initial public offering did not occur until after the period reported upon in this Quarterly Report on Form 10-Q. Accordingly, the expenses incurred by the Company during the period from September 27, 1999 through September 30, 1999 in connection with the initial public offering were insignificant and no portion of the net proceeds was utilized by the Company during the quarter ended September 30, 1999.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits:

        3.2 Third Amended and Restated Certificate of Incorporation, which was filed upon consummation of the Company's initial public offering.

        3.4 Amended and Restated By-laws, which went into effect upon the consummation of the Company's initial public offering.

        10.5  Amended Employee Stock Purchase Plan.

        27.1  Financial Data Schedule

        99.1  Risk Factors

        (b) There were no Current Reports on Form 8-K filed by the Registrant during the quarter ended September 30, 1999.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ITXC CORP.

                                        By:_/s/ Edward B. Jordan
         Edward B. Jordan
                                                Executive Vice President,
                                                Chief Financial Officer and
                                                Chief Accounting Officer

Dated:  November 15, 1999

                                  EXHIBIT INDEX

     3.2 Third Amended and Restated Certificate of Incorporation, which was filed upon consummation of the Company's initial public offering.

     3.4 Amended and Restated By-laws, which went into effect upon the consummation of the Company's initial public offering.

     10.5 Amended Employee Stock Purchase Plan.

     27.1 Financial Data Schedule

     99.1 Risk Factors