Form 10-K405
period 1999-12-31
ITXC CORP
filed 2000-03-28
CIK 1061895

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ________________________
                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31,1999.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ______.

                       Commission File Number  333-80411

                                   ITXC CORP.
             (Exact name of registrant as specified in its charter)

              Delaware                                  22-3531960
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification Number)


       600 College Road East, Princeton, New Jersey 08540 (609) 419-1500 (Address and telephone number, including area code, of registrant's principal executive office)

       Securities registered pursuant to Section 12(b) of the Act:  none.

          Securities registered pursuant to Section 12(g) of the Act:

                              Title of each class
                              -------------------

                    Common Stock, par value $.001 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X    No____
                                    --

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of voting stock held by non-affiliates as of January 31, 2000 was approximately $1.6 billion.

     Number of shares of Common Stock outstanding as of January 31, 2000:
37,976,196.

     Documents incorporated by reference: Definitive proxy statement for the registrant's 2000 annual meeting of shareholders (Part III).

                                   ITXC CORP.
                               TABLE OF CONTENTS

PART I                                                                                               Page

Item 1           Business of the Company......................................................          1

Item 2.          Properties...................................................................         22

Item 3           Legal Proceedings............................................................         22

Item 4           Submission of Matters to a Vote of Security Holders..........................         23

Item 4A          Executive Officers of the Registrant.........................................         23

PART II

Item 5           Market for the Registrant's Common Equity and
                 Related Stockholder Matters..................................................         26

Item 6           Selected Financial Data......................................................         28

Item 7           Management's Discussion and Analysis of Results of
                 Operations and Financial  Condition..........................................         29

Item 7A          Quantitative and Qualitative Disclosures About Market Risk...................         38

Item 8           Financial Statements and Supplementary Data..................................         38

Item 9           Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure..........................................         39

PART III

Item 10          Directors of the Registrant..................................................         39

Item 11          Executive Compensation.......................................................         39

Item 12          Security Ownership of Certain Beneficial Owners
                 and Management...............................................................         39

Item 13          Certain Relationships and Related Transactions...............................         39

PART IV

Item 14          Exhibits, Financial Statements Schedules and Reports
                 on Form 8-K..................................................................         40

Signatures....................................................................................         42

Item 1.  Business of the Company
         -----------------------

Introduction

  ITXC Corp. was incorporated in Delaware in 1997. On October 1, 1999, we
consummated our initial public offering.   Our principal executive offices are
located at 600 College Road East, Princeton, New Jersey 08540, and our telephone number is (609) 419-1500. As used in this Annual Report, the terms "we," "ITXC" and the "Company" refer to ITXC Corp. and its subsidiaries.

  ITXC, WWeXchange, BestValue Routing and webtalkNOW!, and many of our product/service names referred to herein, are trademarks or trade names of the Company or its subsidiaries. This Annual Report also includes references to trademarks and trade names of other companies.

  Certain statements under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and " Business of the Company" and elsewhere in this Annual Report are forward-looking statements. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this annual report that are not historical facts. When used in this Annual Report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks" and "estimates" and similar expressions are generally intended to identify forward-looking statements under the Securities Litigation Reform Act of 1995. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. These factors consist primarily of the risks identified in Exhibit
99.1 to this Annual Report.

Overview

     We are a leading global provider of high quality Internet-based voice and fax services. Our services allow communications users and service providers, such as traditional telephone companies, Internet service providers, Internet portals, web sites and data network providers, to capitalize on the convergence of the public Internet and the traditional telephone network. We believe that our scale, reputation for high quality and ability to rapidly implement new services addresses the substantial opportunities that are resulting from this convergence.

     We have developed and deployed ITXC.net, an actively-managed network overlaid on the public Internet, to deliver high quality voice communications while providing our customers with the cost savings and global reach of the Internet. We believe that the rapid growth of commercial traffic on ITXC.net demonstrates that we have successfully used our proprietary BestValue Routing to address the quality problems which early attempts at Internet telephony have encountered.

  To date, we have concentrated our efforts on rapidly deploying ITXC.net worldwide. We have established ITXC-owned facilities in the U.S. and have arranged call termination and origination services with affiliates throughout the world. We have used our affiliate structure to achieve what we believe is the broadest global network in the Internet telephony marketplace. As of January 31, 2000, we had affiliates in 112 international cities operating 185 ITXC.net points of presence. On a typical day, we carry traffic from over 30 countries to more than 180 countries. By using the Internet for transport and our affiliates' local infrastructure for terminating voice traffic, we have developed a reliable network, which we are expanding rapidly, at substantially lower capital expense than traditional carrier networks.

     In April 1998, we introduced our WWeXchange service, the first application enabled by ITXC.net. This service provides international call completion to our customers and enables them to offer their own customers phone-to-phone global voice service. We have achieved a high network usage growth rate since commencing our WWeXchange service. The following table sets forth the number of minutes of traffic carried over ITXC.net during the past seven quarters:

                                                     Minutes
Quarter ended                                     (in millions)
                                                  -------------

June 30, 1998 ....................................     .1
September 30, 1998 ...............................     .6
December 31, 1998 ................................     4.1
March 31, 1999 ...................................     11.1
June 30, 1999 ....................................     24.5
September 30, 1999 ...............................     42.5
December 31, 1999 ................................     72.0

     In April 1999, we introduced a new ITXC-owned proprietary device called a SNARC, which we believe will facilitate the use of our network by our customers. In addition, since December 1999 we have been installing ITXC-owned proprietary devices called CRANS on selected affiliates' premises to connect them directly to the Internet for the purpose of terminating calls originated by ITXC.net affiliates. We generally use CRANS to rapidly add incumbent national carriers as affiliates and extend ITXC.net to their premises. Both of these devices allow access to our network directly from customer or affiliate premises, avoiding the costs of dedicated connections to network hubs and improving the economics of our services to them. We believe that SNARCs and CRANS will strengthen our customers' and affiliates' relationships with us and position us to deploy additional enhanced services over ITXC.net.

     In December 1999, we commenced our first service offering as a voice application service provider. Our webtalkNOW! service allows Internet portals, Internet service providers and web sites to offer web-to-phone calling to their customers under their own brands. We believe that we offer an outsourced voice solution for these customers which capitalizes on the global reach and quality of ITXC.net as a platform for enhanced Internet-based voice services. MediaRing.com, our first webtalkNOW! service customer, began using our webtalkNOW! service to offer web-to-phone calling to its customers in December 1999.

     In September 1999, we introduced our Borderless800 service. The first phase of this service allows our carrier and reseller customers located outside of the U.S. to offer to their subscribers no-charge or low-charge access to 800, 888 and 877 telephone numbers in the U.S. Such numbers often are not accessible from outside the U.S. using the traditional telephone network or, if accessible, often result in charges that cost as much or more than international calls to U.S. toll numbers.

  In addition to our current services, we intend to introduce more advanced communications applications enabled by ITXC.net. We expect that these services will allow our customers to offer additional Internet-based voice products and services to their customers. Examples of services we may introduce include:

     .  enhanced phone-to-phone services;

     .  phone-to-PC services;

     . device-to-phone service and phone-to-device service, including devices such as personal digital assistants;

     .  voice-enhanced e-commerce;

     .  unified messaging, combining voice, fax and e-mail communications; and

     . single telephone number service, in which a single billing and reach me number follows the subscriber.

Industry Overview

     Convergence of Global Telecommunications and Data Services

     The global telecommunications industry has grown at a rapid rate over the last decade, driven by domestic and international deregulation, technological development, network deployment and the globalization of business. The number of communications service providers has also been increasing as a result of competition fostered by domestic and international deregulation. These factors have contributed to a substantial decrease in the cost of telephony services delivered over the traditional telephone network. This decrease in price, however, has been offset by an increase in total revenue driven by the growth in demand that low prices have created. Based on country-by-country information and other data provided by the International Telecommunications Union, total telecommunications services revenue was approximately $700 billion in 1997. According to Insight Research Corporation, an industry research firm, this market is projected to grow to approximately $1.3 trillion by 2003. According to TeleGeography, a market research firm, the total market for international long distance services in 1997 totaled approximately $65.9 billion. TeleGeography also expects international long distance traffic to grow from 94.1 billion minutes in 1998 to 143.2 billion minutes in 2001.

          In addition, over the last decade, the volume of traffic on data networks has grown at an even faster rate. According to TeleGeography, in 1998 data surpassed voice as the dominant traffic for the U.S. long distance market. This growth has been driven by several factors, including technological innovation, high penetration of personal computers and, in particular, by the rapid expansion of the Internet as a global medium for communications, information and commerce. International Data Corporation, a market research firm, estimates that the number of Internet users worldwide will grow from approximately 142 million in 1998 to approximately 399 million in 2002. This increase in data traffic has necessitated additional data network capacity and quality. As a result, businesses have invested billions of dollars in order to meet this need.

  We believe that the combination of increasing demand on the traditional telephone network and the proliferation of data networks, with their enhanced functionality and efficiency, is driving the convergence of voice traffic and data networks, including the Internet. We expect this transfer of traffic to accelerate as corporations and network infrastructure providers attach increasing value to data networks and as the functionality of computers and computing devices, such as personal digital assistants, is enhanced by voice capability.

     Network Infrastructure

     The basic technology of traditional telecommunications is designed for slow mechanical switches. Communications over the traditional telephone network are routed through circuits which must dedicate resources to each call until the call ends, regardless of whether anyone is actually talking on the circuit. This circuit-switching technology incurs a significant cost per call and does not efficiently support the integration of voice with data services.

     Data networks, however, were designed for electronic switching. They break the data stream into small, individually addressed packages of data which are routed independently of each other from the origin to the destination. Therefore, they do not require a fixed amount of bandwidth to be reserved between the origin and destination of each call. This allows multiple voice or voice and data calls to be pooled, resulting in these networks being able to carry more calls with an equal amount of bandwidth.

     The Emergence of Voice on Data Networks

     Internet telephony consists of both traditional and enhanced voice and fax services, including the addition of interactive voice capability to web sites, among others. Internet telephony serves both the extensive market of existing phone users and the expanding market of computer users. We believe data networks provide lower cost than the traditional telephone network and are better suited to deliver future enhanced services to both phone users and computer users.

     Telephony based on Internet protocols emerged in 1995, with the invention of a personal computer program that allowed the transport of voice communications over the Internet via a microphone connected to a personal computer. Initial sound quality was poor and the service required that both parties to the conversation use personal computers instead of telephones. In 1996, the advent of the gateway for the first time offered anyone with access to a telephone the ability to complete calls on the Internet. A gateway facilitates Internet transport of telephone services traditionally carried over the traditional telephone network.

     The Economics of Internet Telephony

     Long distance telephone calls transported over the Internet are less expensive than similar calls carried over the traditional telephone network primarily because the cost of using the Internet is not determined by the distance those calls need to travel. Also, routing calls over the Internet is more cost-effective than routing calls over the traditional telephone network because the technology that enables Internet telephony is more efficient than traditional telephone network technology. The greater efficiency of data networks creates cost savings that can be passed on to the consumer in the form of lower long distance rates.

     Beyond cost benefits, innovation in the provision of enhanced services is expected to yield increased functionality as well. We believe such enhanced functionality will expand the addressable market for Internet services to include anyone with a telephone. We believe this market is potentially larger than the market for any other existing Internet service which requires a computer for access. Moreover, computer users will benefit from interactive voice being an option in web browsing and other computer-based communications.

     Limitations of Existing Internet Telephony Solutions

     The growth of Internet telephony has been limited in the past due to perceived poor sound quality caused by technical issues such as delays in packet transmission and bandwidth limitations related to Internet network capacity and local access constraints. However, the continuing addition of data network infrastructure, recent improvements in packet-switching and compression technology, new software algorithms and improved hardware have substantially reduced delays in packet transmissions and the effect of these delays. International Data Corporation projects that Internet protocol telephony revenue will grow rapidly to over $23.4 billion in 2003.

     Several large long distance carriers, including AT&T and Sprint, have announced Internet telephony service offerings. Smaller Internet telephony service providers have also begun to offer low-cost Internet telephony services from personal computers to telephones and from telephones to telephones. Traditional carriers have substantial investments in traditional telephone network technology, and therefore have been slow to embrace Internet technology. We believe that these service offerings by large long distance carriers and smaller providers are generally available in limited geographic areas and can only complete calls to a limited number of locations.

     We believe that the infrastructure required for a global network is too expensive for most companies to deploy on their own. This mandates that the network be a combination of gateways owned by different operators. For a network to achieve optimal functionality, however, the gateways need to be interoperable, or able to communicate with one another. As a result, uniform standards for vendors and manufacturers of Internet telephony equipment and software need to be developed.

     In recent years, commercial web sites have grown in popularity. Efforts to enhance these web sites with voice enabled e-commerce features such as click-and-call contact with a customer service agent have been hampered by the early quality problems with voice on the Internet described above.

     Increasing Trend Toward Outsourcing Telephony Solutions

     We believe that the global reach and functionality of the Internet makes it especially suited for enhanced voice services. These services, which may include web-to-phone, phone-to-PC and unified messaging, could be a significant source of additional revenues to Internet portals, Internet service providers and web sites that are seeking to expand their service offerings. Such voice services require considerable expertise and capital to deploy and may involve execution risk for any Internet portal, Internet service provider or web site lacking this expertise. We expect that Internet portals, Internet service providers and web sites will increasingly outsource their communications services to companies, like us, that provide the network and expertise necessary to facilitate those services, rather than incurring the risk and delay of developing and deploying an array of communications services themselves.

The ITXC Solution

     We believe that the rapid growth of commercial traffic on ITXC.net demonstrates that we deliver high quality, low cost voice and fax communications over the Internet and are well positioned to deliver web-to- phone and other Internet-based enhanced voice services. The key advantages of our solution include:

     . Quality. We believe that we deliver to our customers high quality voice communications over the Internet at competitive pricing. We maintain high quality primarily through our proprietary BestValue Routing technology and techniques which include ITXC-developed monitoring and analysis software and rapid human response from our 24-hours-a-day, 7- days-a-week network operations center. In addition, we blend the redundancy of the public Internet with our use of multiple termination affiliates in many cities to help assure the reliability and quality of our network. We use dedicated data networks and even the traditional telephone network when data networks are not available to further assure consistent quality.

     . Lower Costs. By using the public Internet, we are able to reach and rapidly deploy many affiliates throughout the world at a substantially lower capital expense than building the dedicated connections that a traditional telephony carrier would require. Also, as a result of our ability to use the public Internet, we believe that we have significantly lower marginal costs than the traditional telephone network or a private data network.

     . Interoperability. We have led an effort called iNOW! resulting in an industry standard for interoperability. More than 35 Internet telephony vendors have agreed to comply with the iNOW! initiative. The VocalTec and Lucent equipment installed on ITXC.net are already interoperable for voice under a version of iNOW!. We believe that as a result, we and our affiliates have the only multi-vendor interoperable network in the Internet protocol telephony industry. Although we have transferred the iNOW! trademark and web site to an industry standards body, we intend to continue to provide leadership in interoperability of voice over the Internet services.

     . Global Scale. Our network is overlaid on the public Internet to provide a global communications medium to voice service providers. ITXC.net is scalable--by using the public Internet and our global network of affiliates, we are able to rapidly and easily add capacity when needed. Many of the ITXC-supplied components of our network, such as routers and gateways, are relatively inexpensive, allowing us to add additional capacity without significant capital expenditures. In addition, we believe that we are able to connect new affiliates to ITXC.net in significantly less time than it would take for a traditional telephony carrier or dedicated data network to establish a dedicated connection. For example, we connected 16 cities in China to ITXC.net within three weeks after we signed an agreement with China Telecom. Moreover, we have a business model of purchasing terminating minutes directly from affiliates and selling call completion to customers and affiliates. This model eliminates the need for complex settlement between carriers which had previously slowed the deployment of a global network.

     . Easy Access. We offer our customers two ways to connect from their switches to ITXC.net: through normal dedicated connections and through SNARCs. SNARCs are specially built devices, which we own and install on our customers' premises in order to eliminate the cost of dedicated connections from their switches to our network hubs. SNARCs allow our customers to benefit from the global termination capabilities of ITXC.net by bringing the advantages of voice over the Internet to the customer's premises. In addition, our affiliates can terminate calls directly from ITXC.net using CRANS equipment that we install on their premises.

     . Enhancement of E-commerce Services. Because ITXC.net can deliver high quality voice on the Internet globally, we believe it can become a preferred network for a variety of voice-enhanced web sites and enable us to offer services to e-commerce providers who want to provide their customers with the ability to talk over the Internet while browsing a web site.

     . Attractive Platform for New Services. Because of our leadership position in establishing interoperability standards and the breadth of our deployed network, developers of new services are bringing products to us for evaluation and possible deployment on ITXC.net. We believe that our operation as a voice application service provider opens our network to new categories of customers including Internet portals and web sites.

Our Strategy

     Our goal is to remain the leading wholesale provider of Internet-based voice and fax services as measured by revenue and network size. In order to achieve this goal we intend to:

     .  Exploit Our Early Entrant Status and Worldwide Network

     As of January 31, 2000, we had aggressively deployed ITXC.net in 112 international cities. We believe that with the increasing use of this network, ITXC has developed a reputation in the communications industry for providing high quality voice and fax services over the Internet. In addition, we believe our experience as one of the first providers of Internet-based voice services has placed us at the forefront of developing the proprietary tools and techniques which enable us to offer our service. We intend to continue to enhance and capitalize upon our reputation and experience in the communications industry as we provide existing and new voice and fax services.

     .  Rapidly Expand ITXC.net by Adding Additional Affiliates Worldwide

     We have used our affiliate structure to quickly achieve a global reach for ITXC.net. We believe that this approach allows us to quickly expand and develop a broader network than our competitors. Our acquisition of the contract rights associated with the operations of the OzEmail Internet telephony business enabled us to add certain of OzEmail's affiliates to ITXC.net. We intend to continue to rapidly add new affiliates worldwide in order to provide our customers with additional termination points.

     .  Capitalize on the Cost Advantages of the Internet

     By overlaying ITXC.net on the public Internet, we believe that we are able to capture significant cost and capital savings. Instead of incurring the capital expense to deploy a global physical network, we are able to carry a substantial portion of our customer's traffic using the existing Internet infrastructure together with our affiliate network. We believe that it would require significantly more capital for a carrier using traditional methods of network deployment to implement a network with the same capacity and global reach as ITXC.net. Additionally, the cost of transporting our traffic over the Internet is largely not distance sensitive, since we only pay for the bandwidth we use. We believe these factors enable us to benefit from significant cost savings that are not available to operators of the traditional telephone network or private data networks.

     .  Expand Our Role as a Voice Application Service Provider

     With our webtalkNOW! service we have positioned ourselves as a voice application service provider, capable of providing an outsourced solution for web-to-phone services for Internet portals, Internet service providers and web sites. Our first application of the webtalkNOW! service enables MediaRing.com to provide web-to-phone services to its end-users. We believe that our webtalkNOW! service extends the benefits of the consistent quality, global reach and cost-effectiveness of ITXC.net to new categories of customers beyond our original customer base.

     .  Establish ITXC.net as the Standard for Quality in Our Industry

     By combining our BestValue Routing approach with our knowledge of gateway and Internet technology, we believe that we have demonstrated that the Internet can be an effective medium for two-way voice and fax communication. By continuing to provide reliable high quality voice and fax service with a global reach, our goal is to be the network of choice for new enhanced services that incorporate voice.

     .  Provide our Customers and Affiliates with Direct Access to ITXC.net

     We are committed to providing our customers with high quality, low cost voice service. SNARCs provide our customers with a voice communications solution that minimizes reliance on the traditional telephone network. By installing SNARCs on customer premises, we can provide our customers with direct access to all of the ITXC.net termination points worldwide without the need for a direct, dedicated connection to one of our network hubs. We believe that, in the future, an extension of our SNARC program will connect our customers' customers directly to the Internet. CRANS provide selected affiliates with direct access to voice traffic sent over ITXC.net for termination without the need for a direct, dedicated connection to one of our network hubs and improve the economics of our services to them. We believe that SNARCs and CRANS will strengthen our customers' and affiliates' relationships with us and position us to deploy additional Internet-based enhanced voice services over ITXC.net.

     .  Continue to Provide Leadership in the Development of Industry Standards

     We are a founder of the iNOW! initiative. This initiative began as a collaboration with Lucent and VocalTec to establish industry standards for interoperability among Internet voice products and services. We believe that our leadership of the iNOW! initiative may further strengthen our position in the industry.

     We believe that the iNOW! initiative has already set the industry standard for gateway interoperability. As a result of the iNOW! initiative, Lucent and VocalTec gateways are already interoperable for voice traffic on ITXC.net. This provides ITXC and its affiliates with a choice of vendors which other service providers do not have. More than 35 other vendors of gateways, IP telephony components and other equipment and software have agreed to comply with the iNOW! initiative. Such vendors include 3Com, Alcatel, Ascend, Cisco, Intel, through its subsidiary, Dialogic, ECI Telecom, Motorola, Netrix, Samsung Electronics and Siemens. By leading these efforts among suppliers, manufacturers, software vendors and carriers, we believe ITXC.net will be positioned to exploit new opportunities in Internet voice services.

     .  Deliver Additional Internet Voice Services Over ITXC.net

     We believe that Internet telephony represents only the beginning of the evolution of the Internet as a medium for voice and fax services and that our Borderless800 and web-to-phone services are only the early stages of this evolution. Through enhancements to ITXC.net, we can position ourselves to provide the network for wide commercial deployment of new voice and fax services from traditional telephony technology suppliers like Lucent, new entrants like Cisco, Internet telephony companies like VocalTec and a number of start-ups. We believe that, in the future, the Internet will serve as a platform for existing and enhanced voice and fax services that may be accessed from traditional phones, personal computers and a variety of devices that span the range between telephones and personal computers.

ITXC.net

     ITXC.net allows us to deliver reliable, high quality voice and fax service through an actively-managed network overlaid on the public Internet.

     We have implemented a global communications network by using the public Internet to connect ITXC-owned network hubs in the U.S. with our affiliates around the world. We use ITXC-developed software and skilled network management personnel to help assure the reliability and quality of voice transmission over the Internet. To further enhance the reliability of ITXC.net, we are also able to route and terminate voice traffic through alternate channels.

     The key components of ITXC.net include:

     .  The Public Internet

     ITXC.net routes voice traffic over the public Internet, which allows traditional telephone users to benefit from its cost savings. By using the Internet we are able to reach and rapidly deploy many affiliates throughout the world at what we believe to be significantly lower capital costs than that of building the dedicated connections that a traditional telephony carrier or dedicated data network would require.

     .  Global Network of Affiliates

     We have a global network of independent affiliates that own their own gateways and originate and/or terminate voice traffic over ITXC.net. We have used our affiliate structure to rapidly achieve what we believe to be the broadest global network in the Internet telephony marketplace. As of January 31, 2000, we had affiliates in 112 international cities operating 185 ITXC.net points of presence. Our affiliates range from small Internet service providers to traditional telephone companies.

     .  Multiple Access Points

     As of January 31, 2000, we had three network hubs, one in New York, one in New Jersey and one in California, each consisting of a switch and multiple gateways. We expect to open an additional network hub in London in the first quarter of 2000. Our customers access ITXC.net through dedicated connections from their switches to these network hubs or by using SNARCs located on their premises. SNARCs connect our carrier customers' switches to the Internet and ITXC.net and thereby avoid costly, distance-based dedicated line charges associated with connecting customer switches to our network hubs. Selected affiliates connect directly to the Internet to terminate calls using our CRANS equipment. As of January 31, 2000, we had installed over 40 SNARCs at 20 carrier customer sites and CRANS at five affiliate locations.

     .  BestValue Routing

     Our BestValue Routing approach employs ITXC-developed software and techniques to efficiently and cost-effectively route voice traffic over ITXC.net. We believe that our ability to develop and deploy intelligent routing methods represents a significant competitive advantage. We believe that this approach enables us to provide consistent, reliable quality since we are able to avoid the majority of Internet congestion points and minimize packet loss and delay.

     We implement our BestValue Routing approach from our 24-hours-a-day, 7-days-a-week network operations center where we poll our affiliates' gateways periodically to assure their stability, test the quality of Internet connections to the gateways and collect call detail records in near real-time to monitor the quality of calls placed over our network. We use network analysis software to compare monitoring data to predetermined parameters from our database of call detail records. This software generates reports on a per route basis when the measured parameters fail to meet predetermined standards. Frequent analysis of this information allows us to rapidly correct network problems such as congestion or inoperative gateways.

     Our monitoring and analysis software helps our staff to manage a routing scheme across multiple switches and gateways around the world. Our routing technicians establish predetermined percentages of traffic to be sent to each provider, based both on price and quality. If a particular Internet route or termination provider is not meeting our standards, our staff switches to a better quality route and then resolves the problem. For example, if transport through the public Internet proves to be unreliable on a particular route, we can reroute the traffic through dedicated data networks or the traditional telephone network to terminate the call in a traditional manner. The use of multiple termination affiliates in many cities in which we operate provides us with numerous termination possibilities to help ensure completed calls with consistent quality.

Our Strategic Carrier and Technology Partners

     We believe that our strategic relationships with carrier affiliates are important because they allow us to extend the geographic reach of ITXC.net. We believe that these relationships will lead to a broader origination/termination presence in key areas and allow us to provide service over our own network for more of our customers. We also expect that these relationships will assist us in focusing our development of new Internet-based voice services. We currently have strategic relationships with carriers including:

     .  Bell Atlantic
     .  China Telecom
     .  Interoute
     .  Korea Telecom
     .  Pacific Gateway Exchange
     .  the Ameritech division of SBC

     We do not currently generate significant revenues from most of these affiliates. They are important to us because they provide expanded global reach for ITXC.net and termination points in locations which are significant for our customers.

     Because gateways are critical to the infrastructure of ITXC.net, we have strategic relationships with Cisco, Clarent, Lucent and VocalTec, each of which is a leading gateway manufacturer. Lucent and Cisco have also provided us with vendor financing in connection with the purchase of gateways and other equipment. VocalTec is an equity investor in ITXC. Additionally, we have worked closely with each of these companies to develop gateway interoperability standards through our iNOW! initiative.

     We expect our strategic relationships to continue and that our relationships with these and other technology partners will help drive the development of new voice, fax and voice-enabled services over ITXC.net.

Our Services

     WWeXchange Service

     In April 1998, we introduced our WWeXchange service, the first application enabled by ITXC.net. This service provides international call completion to our customers and enables them to offer their own customers phone-to-phone global voice and fax service. Our WWeXchange service relies upon Internet telephony technology. Such technology permits calls originated by a telephone to be transmitted over the Internet. We believe that Internet telephony is the first technology that allows non-computer users to access the Internet.

     Our WWeXchange service provides our customers with high quality, low cost global long distance service without their having to understand or deploy Internet telephony technology themselves. We believe that the high quality of calls completed using our WWeXchange service allows our customers to use ITXC.net as an alternative to traditional voice traffic networks.

     We believe that our affiliates benefit from our WWeXchange service because they:

     . rapidly obtain a flow of international traffic without incurring significant sales or marketing costs;

     . obtain high quality international long distance for their originated calls at lower rates than through traditional telephony;

     .   connect directly to other affiliates while having a single billing relationship with us; and

     . have a global reach without incurring the incremental costs of building and operating multiple facilities.

     SNARCs and CRANS

     SNARCs are specially built gateways that we place on selected customer premises in order to eliminate the cost of backhaul from customer switches to our switches. Until we launched our SNARC program in April 1999, customers had to bear the expense of running dedicated circuits from their facilities to their suppliers. This is known as backhaul. Our customers also typically ran circuits from their facilities to our network hubs in New York or Los Angeles. However, the introduction of our SNARC program reduces the expense of backhaul by transporting traffic directly to the Internet and ITXC.net in whatever city the customer is located. We believe that this use of Internet capability to eliminate the expense of backhaul will make us more attractive to customers located away from major telephony hubs. In addition, since December 1999 we have been installing equipment similar to SNARCs, called CRANS, on selected affiliates' premises to connect them directly to the Internet for the purpose of their terminating calls originated over ITXC.net. As of January 31, 2000, we had installed over 40 SNARCs at 20 customer sites and CRANS at five locations.

     webtalkNOW! Service

     We believe that ITXC.net has the same advantages of consistent quality, global coverage and competitive prices for web-to-phone calls as it does for phone-to-phone calls. We first publicly announced the broad availability of our webtalkNOW! service in February 2000, although we have been providing web-to-phone calling on a limited basis since December 1999. Our webtalkNOW! service provides an outsourced solution to Internet portals, Internet service providers and web sites allowing them to offer self-branded web-to-phone service to their users. We can provide our customers with high quality, global call completion over ITXC.net for their end-users' web-to-phone calling and the dialing software necessary for their users to actually place calls over ITXC.net from their PCs. We believe that our webtalkNOW! service will assist our customers in building their own brands and in retaining their end-users.

     Borderless800

     Our Borderless800 service allows our carrier and reseller customers located outside the U.S. to offer to their subscribers no-charge or low-charge access to 800, 888 and 877 telephone numbers in the U.S. We believe that our service will promote the convergence of toll-free numbers and web sites used in e- commerce. Just as web sites can be accessed over the Internet from anywhere in the world, companies that advertise U.S.-based national 1-800 numbers can now be accessed globally. Further, we have enabled our affiliates to offer toll- free calling into their own countries. As our affiliates make this service available in their own countries, carriers and resellers on ITXC.net will be able to reach toll-free numbers in these additional countries as well.

     Future Enhanced Voice Services

     We intend to make significant investments to develop and market additional services for use over ITXC.net. We believe that as a result of the convergence of the data and communications networks and the capabilities and size of ITXC.net, we will be able to offer next-generation, enhanced voice services to both new and existing customers. In addition, we believe that ITXC.net's open architecture, combined with the strength and size of our customers, affiliates and strategic relationships, will attract developers of voice services to our network.

     We may introduce the following enhanced voice services in the future and we may introduce other services not listed. However, we cannot provide assurances that we will be able to successfully develop or implement these or other services in the future.

     . Enhanced Phone-to-Phone Service: Planned enhancements to our existing WWeXchange service include:

          .  enhanced 800 and 900 service;

          .  number portability;

          .  subscriber authentication;

          .  conferencing services; and

          .  subscriber identification through voice prints and voice commands.

     . Phone-to-PC Service: We believe that subscribers will be able to specify that they want to receive ordinary telephone calls on a PC rather than a standard telephone and that ITXC.net will be able to complete these calls.

     . Device-to-Phone Service and Phone-to-Device Service: There are Internet phone devices available on the market today that allow owners to make calls over the Internet. While there is no incremental cost for these calls over the cost of Internet access, calls can only be made to others who have Internet phones. We may use ITXC.net to enable the completion of inexpensive calls from these devices to any telephone. In addition, we believe that other devices, such as personal digital assistants, will become voice-enabled.

     . Unified Messaging Service: We may be able to offer a service over ITXC.net that our customers can use to provide their customers with telephone access to voice messages, e-mail and faxes. In addition, our customers may be able to provide to their customers access to voice mail from personal computers.

     . Voice-enhanced E-commerce: Internet web sites used both for sales and for customer service are being enhanced by the addition of click-and- call services which allow the viewer to talk through his or her personal computer to an agent, who sees what the user sees, can answer questions and take orders. As with other Internet telephony applications, voice quality has been an obstacle to the wide-spread deployment of click-and- call services. We believe that we can use ITXC.net and its capabilities to add consistent quality to voice-enhanced e-commerce.

     . Single Number Service: We believe that ITXC.net will be able to support a service enabling subscribers to maintain a single, permanent telephone number for all calls regardless of their location. This single number would serve as a billing number when the subscriber is placing calls and as a reach-me number for receiving calls. The number could be reassigned to any phone or personal computer. This type of call-forwarding would take advantage of Internet-addressing and ITXC.net to eliminate most of the costs and technical obstacles which have prevented the widespread deployment of such services on the traditional telephone network.

Sales, Marketing and Distribution

     Our sales and marketing goals are to:

     . expand the use of our WWeXchange service by our existing call origination customers and affiliates and further expand our call origination customer base;

     . expand the use of our voice application services by Internet portals, Internet service providers and web sites;

     .  expand our terminating affiliate base;

     .  increase the number of carriers that are ITXC affiliates; and

     . maintain and expand our market leadership position among providers of voice and fax services over the Internet.

     We use the reputations and industry relationships cultivated by our senior management and our status as an early entrant to attract affiliates to ITXC.net. We typically meet potential affiliates at Internet voice trade shows and seminars we conduct on Internet telephony. We often meet potential customers through directed sales calls by our sales personnel and at telephony trade shows. We also target strategic affiliates internationally and have made joint sales calls with Cisco, Clarent, Lucent and VocalTec.

     We have a dedicated sales force that is supplemented by members of our executive management team. Our salespeople are based regionally within the U.S. and in Singapore and London, as well as in our corporate office. We also have sales agents located in China and Venezuela. Our senior management focuses on maintaining and cultivating relationships with our customers. We assign our sales representatives specific accounts based on their level of experience, location and the quality of the relationship between the representative and the customer. We compensate our sales staff based in large part on incentive-based goals and measurements. In addition to our marketing and sales staff, we rely on our executive and operations personnel, including the staff of our 24-hours- a-day, 7-days-a-week network operations center, to identify sales opportunities within existing customer accounts and to provide quality customer service.

     We also maintain an Internet web site which, among other things, provides information to prospective customers and affiliates concerning the technical and other requirements for becoming a part of ITXC.net.

     Our primary marketing and sales support is centralized and directed from our headquarters office in Princeton, New Jersey. We have a full-time staff dedicated to our marketing efforts. The marketing and sales support staff are charged with implementing our marketing strategies, prospecting and producing sales presentation materials and proposals.

New Services Development and Implementation

     Our development team is dedicated to the improvement and enhancement of the monitoring and analysis software tools and Internet management systems we use to achieve BestValue Routing, the enhancement of our management systems, including our billing and customer care software, and the development and implementation of new Internet- based voice services, such as our new wholesale web-to-phone services. Our future success will depend, in part, on our ability to improve existing technology and develop and/or implement new voice services that incorporate leading technology.

Competition

     The long distance telephony market and the Internet telephony market are highly competitive. There are several large and numerous small competitors, and we expect to face continuing competition for ITXC.net based on price and service offerings from existing competitors and new market entrants in the future. The principal competitive factors in our market include price, quality of service, breadth of geographic presence, customer service, reliability, network size and capacity and the availability of enhanced communications services. Our competitors include major and emerging telecommunications carriers in the U.S. and foreign telecommunications carriers.

     .  Internet Protocol and Internet Telephony Service Providers

     During the past several years, a number of companies have introduced services that make Internet telephony or voice services over the Internet available to businesses and consumers. AT&T Global Clearinghouse, GRIC Communications and iBasis and the wholesale divisions of Net2Phone and deltathree.com route traffic to destinations worldwide and compete directly with us. Other Internet telephony service providers focus on a retail customer base and may in the future compete with us. These companies may offer the kinds of voice services we intend to offer in the future. In addition, companies currently in related markets have begun to provide voice over the Internet services or adapt their products to enable voice over the Internet services. These related companies may potentially migrate into the Internet telephony market as direct competitors.

     .  Telecommunications Companies and Long Distance Providers

     A number of telecommunications companies, including AT&T, Deutsche Telekom, Level Three, MCI WorldCom and Qwest Communications, currently maintain, or plan to maintain, data networks to route the voice traffic of other telecommunications companies. These companies, which tend to be large entities with substantial resources, generally have large budgets available for research and development, and therefore may further enhance the quality and acceptance of the transmission of voice over the Internet.

     Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. As a result, certain of these competitors may be able to adopt more aggressive pricing policies which could hinder our ability to market our Internet-based voice services. We believe that our key competitive advantages are our ability to deliver reliable, high quality voice service over the Internet in a cost-effective manner and the size and rapid growth of our network. We cannot provide assurances, however, that this advantage will enable us to succeed against comparable service offerings from our competitors.

Government Regulation

     Regulation of Internet Telephony

     The use of the Internet to provide telephone service is a recent market development. At present, we are not aware of any domestic, and are only aware of a few foreign, laws or regulations that prohibit voice communications over the Internet.

     United States. We believe that, under U.S. law, the Internet-related services that we provide constitute information services, as opposed to regulated telecommunications services, and, as such, are not currently actively regulated by the FCC or any state agencies charged with regulating telecommunications carriers. Nevertheless, aspects of our operations may be subject to state or federal regulation, including regulation governing universal service funding, disclosure of confidential communications, copyright and excise tax issues. We cannot provide assurances that Internet-related services will not be actively regulated in the future. Several efforts have been made in the U.S. to enact federal legislation that would either regulate or exempt from regulation services provided over the Internet. Increased regulation of the Internet may slow its growth, particularly if other countries also impose regulations. Such regulation may negatively impact the cost of doing business over the Internet and materially adversely affect our business, operating results, financial condition and future prospects.

     In addition, the FCC is currently considering whether to impose surcharges or other common carrier regulations upon certain providers of Internet telephony, primarily those which, unlike us, provide Internet telephony services to end users located within the U.S. While the FCC has presently decided that information service providers, including Internet telephony providers, are not telecommunications carriers, various companies have challenged that decision. Congressional dissatisfaction with FCC conclusions could result in requirements that the FCC impose greater or lesser regulation, which in turn could materially adversely affect our business, financial condition, operating results and future prospects.

     The FCC has expressed an intention to examine the question of whether certain forms of phone-to-phone Internet telephony are information services or telecommunications services. The two are treated differently in several respects, with certain information services being regulated to a lesser degree. The FCC has noted that certain forms of phone-to-phone Internet telephony appear to have the same functionality as non-Internet telecommunications services and lack the characteristics that would render them information services.

     If the FCC were to determine that certain Internet-related services including Internet telephony services are subject to FCC regulations as telecommunications services, the FCC could subject providers of such services to traditional common carrier regulation, including requirements to make universal service contributions, and/or pay access charges to local telephone companies. It is also possible that the FCC may adopt a regulatory framework other than traditional common carrier regulation which would apply to Internet telephony providers. Any such determinations could materially adversely affect our business, financial condition, operating results and future prospects to the extent that any such determinations negatively affect the cost of doing business over the Internet or otherwise slow the growth of the Internet.

     State regulatory authorities may also retain jurisdiction to regulate the provision of intrastate Internet telephony services. Several state regulatory authorities have initiated proceedings to examine the regulation of such services. Others could initiate proceedings to do so.

     One of our subsidiaries is subject to regulation by the FCC and the New York Public Service Commission as a result of having been granted authorizations to provide telecommunications services by these entities. Although the certificated entity is currently not providing any regulated telecommunications services, it is possible that the FCC or the New York Public Service Commission could seek to assert jurisdiction over our unregulated operations.

     International. The regulatory treatment of Internet telephony outside of the U.S. varies widely from country to country. A number of countries that currently prohibit competition in the provision of voice telephony also prohibit Internet telephony. Other countries permit but regulate Internet telephony. Some countries will evaluate proposed Internet telephony service on a case-by-case basis and determine whether it should be regulated as a voice service or as another telecommunications service. Finally, in many countries, Internet telephony has not yet been addressed by legislation. Increased regulation of the Internet and/or Internet telephony providers or the prohibition of Internet telephony in one or more countries could materially adversely affect our business, financial condition, operating results and future prospects.

     The European Commission regulatory regime, for example, distinguishes between voice telephony services and other telecommunications services.

     In January 1998, the Commission issued a communication addressing whether Internet telephony was voice telephony and thus subject to regulation by the member states of the European Union. Consistent with its earlier directives, the Commission concluded that no form of Internet telephony currently meets the definition of voice telephony subject to regulation by the member states of the European Union. The European Commission stated that only phone-to-phone communications reasonably could be considered voice telephony and that, at present, even phone-to-phone Internet telephony does not meet all elements of its voice telephony definition. Therefore, the European Commission concluded that, at the present time, voice over Internet services cannot be classified as voice telephony.

     As a result of the European Commission's conclusion, providers of Internet telephony should be subjected to no more than a general authorization or declaration requirement by European Union member countries. However, we cannot provide assurances that more stringent regulatory requirements will not be imposed by individual member countries of the European Union, since Commission communications, unlike directives, are not binding on the member states. The member countries therefore are not obligated to reach the same conclusions as the Commission on this subject so long as they adhere to the definition of voice telephony in the Services Directive. Moreover, in its January 1998 IP Telephony Communication, the European Commission stated that providers of Internet telephony whose services satisfy all elements of the voice telephony definition and whose users can dial out to any telephone number can be considered providers of voice telephony and may be regulated as such by the member states of the European Union. We cannot provide assurances that the services provided over ITXC.net will not be deemed voice telephony subject to heightened regulation by one or more member states. Moreover, we cannot provide assurances that the failure of us or any of our customers or affiliates to obtain any necessary authorizations will not have a material adverse effect on our business, financial condition, operating results and future prospects.

          One of our subsidiaries, ITXC, Ltd., is subject to regulation in the United Kingdom as a result of having been granted authorization to provide telecommunications services by the Department of Trade and Industry. Although ITXC, Ltd. is currently not providing any regulated telecommunications services, it is possible that the Department of Trade and Industry could seek to assert jurisdiction over our unregulated operations.

     We are also providing service in countries where regulation of Internet telephony is far more restrictive than in the European Union. Specifically, we have a strategic affiliate relationship with China Telecom to provide Internet telephony services in the People's Republic of China. See "--Our Strategic Carrier and Technology Partners." China currently prohibits foreign ownership of telecommunications companies and strictly limits competition in the telecommunications sector. However, a recent yet to be implemented trade agreement between the U.S. and China enables China's entry into the World Trade Organization and may open up the Chinese Internet market to foreign investment. In the event this agreement is implemented, U.S. firms would be permitted to invest in Chinese-based Internet ventures. Internet telephony is now being provided on an experimental basis in China by China Telecom, Unicom, and Jitong Communications in three non-competing geographic regions. It remains uncertain how Internet telephony will be treated in China once the trial period ends and specifically, whether China Telecom and/or others will be granted more permanent authorization to provide Internet telephony in China.

     Certain Other Regulation Affecting the Internet

     United States. Congress has recently adopted legislation that regulates certain aspects of the Internet, including online content, user privacy and taxation. In addition, Congress and other federal entities are considering other legislative and regulatory proposals that would further regulate the Internet. Congress has, for example, considered legislation on a wide range of issues including Internet spamming, database privacy, gambling, pornography and child protection, Internet fraud, privacy and digital signatures. Various states have adopted and are considering Internet-related legislation. Increased U.S. regulation of the Internet may slow its growth, particularly if other governments follow suit, which may negatively impact the cost of doing business over the Internet and materially adversely affect our business, financial condition, results of operations and future prospects.

     International. The European Union has also enacted several directives relating to the Internet. The European Union has, for example, adopted a directive that imposes restrictions on the collection and use of personal data. Under the directive, citizens of the European Union are guaranteed rights to access their data, rights to know where the data originated, rights to have inaccurate data rectified, rights to recourse in the event of unlawful processing and rights to withhold permission to use their data for direct marketing. The directive could, among other things, affect U.S. companies that collect or transmit information over the Internet from individuals in European Union member states, and will impose restrictions that are more stringent than current Internet privacy standards in the U.S. In particular, companies with offices located in European Union countries will not be allowed to send personal information to countries that do not maintain adequate standards of privacy. Although we do not engage in the collection of data for purposes other than routing our services and billing for our services, the directive is quite broad and the European Union privacy standards are stringent. Accordingly, the potential effect on ITXC of development in this area is uncertain.

Proprietary Rights

     Proprietary rights are important to our success and our competitive position. As of January 31, 2000, we have registered three trademarks in the U.S., and have five registered trademarks and eight pending applications for trademarks in other parts of the world. We have also applied for one patent in the U.S. for our network monitoring and management techniques. The laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the U.S., and effective copyright, trademark and trade secret protection may not be available in such jurisdictions. In general, our efforts to protect our intellectual property rights through copyright, trademark and trade secret laws may not be effective to prevent misappropriation of our content, and our failure to protect our proprietary rights could materially adversely affect our business, financial condition, operating results and future prospects. Despite such protection, a third party could, without authorization, copy or otherwise appropriate our proprietary network information. Our agreements with employees and others who participate in development activities could be breached, we may not have adequate remedies for any breach, and our trade secrets may otherwise become known or independently developed by competitors.

     We rely upon license agreements with respect to our use of the software and hardware provided to us by our vendors. Those license agreements may not continue to be available to us on acceptable terms, or at all.

     We have transferred to an independent entity certain intellectual property that we have developed for iNOW!.

Employees

     As of January 31, 2000, we employed 129 people. None of our employees is subject to any collective-bargaining arrangements, and we consider our relations with our employees to be good.

Item 2.  Properties
         ----------

     Our principal executive office is located in Princeton, New Jersey, where we lease approximately 27,000 square feet. We have network hubs in New York City, Jersey City, New Jersey and Los Angeles under co-location arrangements. We expect to establish a network hub in London in the first quarter of 2000. We have sales offices in Singapore and London. We believe that our existing facilities are adequate for our current requirements and that additional space can be obtained on commercially reasonable terms to meet future requirements.

Item 3.  Legal Proceedings
         -----------------

          From time to time, we are involved in various legal proceedings relating to claims arising in the ordinary course of business. We are not a party to any legal proceeding, the adverse outcome of which is expected to have a material adverse effect on our business, financial condition, operating results or future prospects.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     Not applicable.

Item 4A.  Executive Officers of the Registrant
          ------------------------------------

     The Company's executive officers, their respective ages and their positions with the Company are set forth below:

Name                   Age                   Position

Tom I. Evslin          56  Chairman of the Board, Chief Executive Officer and
                           President

Edward B. Jordan       39  Executive Vice President, Chief Financial Officer,
                           Treasurer, Secretary and Director

John G. Musci          43  Executive Vice President, Chief Operating Officer and
                           Director

Thomas J. Shoemaker    43  Executive Vice President, Business Development

Mary A. Evslin         51  Vice President, Marketing and Customer Success

Bradley E. Miller      33  Vice President, Operations

Steven J. Ott          39  Vice President, Global Sales

Eric G. Weiss          33  Vice President and Business Unit Manager, WWeXchange
                           Service

     Tom I. Evslin, our founder, has been Chairman of the Board, Chief Executive Officer and President since our inception in July 1997. From December 1994 until July 1997, Mr. Evslin was employed by AT&T, where he designed its Internet strategy and launched and ran its Internet service provider, AT&T WorldNet Service. From December 1991 until December 1994, he worked for Microsoft, where he last served as General Manager, Server Applications Division from May 1993. From 1969 to 1991, he was Chairman and Chief Executive Officer of Solutions, Inc., a communications software development company. He is the Chairman of the Policy Committee and a member of the Board of the Voice On The Net Coalition. Mr. Evslin served on the board of directors of VocalTec from 1997 until his resignation on June 10, 1999. He is Mary A. Evslin's husband.

     Edward B. Jordan has been an Executive Vice President since February 1999, has served as our Chief Financial Officer, Secretary and Treasurer since he joined us in September 1997 and has served as a Director since April 1998. From September 1997 until February 1999, he was our Vice President, Administration. For ten years prior to joining us, Mr. Jordan was employed by Dialogic Corporation, a manufacturer of computer telephony products, serving first as Controller and then as Chief Financial Officer, Treasurer and Vice President. Prior to joining Dialogic, Mr. Jordan served in the Audit Department of Deloitte & Touche from 1982 to 1986. Mr. Jordan is a certified public accountant.

     John G. Musci joined us in February 1999 as Executive Vice President and Chief Operating Officer and as a Director. From June 1998 until February 1999, Mr. Musci served as Senior Vice President of Wholesale Switched Services at Qwest Communications International, an Internet communications company. He held various positions at LCI International, a long distance telecommunications company, including Senior Vice President--Wholesale Switched Services, from 1985 until June 1998, when LCI was acquired by Qwest. Prior to 1985, Mr. Musci held various positions at AT&T Information Systems and Ohio Bell.

     Thomas J. Shoemaker joined us in January 2000 as our Executive Vice President of Business Development, responsible for both new service development and mergers and acquisitions. Prior to joining us, from August 1998 to December 1999, he was President and Chief Executive Officer of Electric Schoolhouse, an Internet education company providing application and information services to parents, teachers, students and schools for use at home and in the classroom. From August 1997 to August 1998, Mr. Shoemaker was the Vice President responsible for AT&T's WorldNet Service. Prior to that role, he held a number of business, technical, and marketing positions in AT&T Business Services, Bell Laboratories, and Bell Communications Research from September 1979 to August 1997.

     Mary A. Evslin has been our Vice President, Marketing and Customer Success since July 1997. From 1993 through July 1997, Ms. Evslin served as a volunteer for The American Red Cross and for various charitable organizations. From 1992 to 1993, Ms. Evslin was employed by Attachmate Corporation, a provider of mainframe connectivity software to businesses, as Manager of Service Marketing. From 1986 to 1992, she served as President of Solutions International, a software marketing company. From 1978 to 1986, Ms. Evslin served as Vice President of Marketing and Sales at Solutions, Inc., a communications software development company. She is Tom I. Evslin's wife.

     Bradley E. Miller joined us as our Vice President, Operations in November 1997. From June 1996 to November 1997, Mr. Miller was Director of Operations at CGX Telecom/CAIS Internet, a tier 1 Internet service provider. From May 1995 until June 1996, Mr. Miller was a Management Information Systems Manager at US Assist, an international travel assistance company. From June 1987 until May 1995, he was the Director of Operations at Donohoe Constructions Company, a construction firm.

     Steven J. Ott has been our Vice President, Global Sales since January 1998. From August 1994 to January 1998, Mr. Ott served as Vice President of Global Sales and Support at Voxware, Inc., a software company providing core audio compression algorithms and applications to technology companies. Prior to August 1994, Mr. Ott served first as a Director and then as Vice President of Corporate Development at Legent Corporation, a software development company.

     Eric G. Weiss joined us in October 1997 as our Business Unit Manager, WWeXchange Service and served in that capacity until May 1998. From May 1998 to present, Mr. Weiss has served as Vice President and Business Unit Manager, WWeXchange Service. From May 1995 to October 1997, he was employed by Dialogic Corporation as a Product Line Manager. From September 1994 until May 1995, Mr. Weiss was a Manager with BCE Ventures, Bell Canada Enterprises (BCE) Inc., a telecommunications firm. From 1991 until September 1994, he held various management positions with Hewlett Packard Company, a manufacturer of electronic equipment.

     Officers who do not have an employment agreement with us, serve at the discretion of our board of directors and hold office until their successors are elected and qualified or until their earlier resignation or removal.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and related Stockholder
         -----------------------------------------------------------------
Matters
-------

          Our common stock has traded on the NASDAQ National Market under the symbol ITXC since September 28, 1999. The following table sets forth the per share range of high and low closing sales prices of our common stock for the periods indicated:

                                                         High           Low
Year ended December 31, 1999:
Third quarter (September 28-30 only) ............... $   32.25     $   28.25
Fourth quarter .....................................     49.00         27.00

       The market price for our stock is highly volatile and fluctuates in response to a wide variety of factors.

     We have never declared or paid any dividends on our common stock. We do not anticipate paying any cash dividends in the forseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements and other factors the board of directors deem relevant. In addition, our credit agreement restricts our ability to declare and pay dividends without the consent of our lender.

     As of March 23, 2000, there were 58 holders of record of the Company's Common Stock and, as of that date, the Company estimates that there were approximately 5,500 beneficial owners of the Common Stock.

          During 1999, we issued the following shares pursuant to transactions that were not registered under the Securities Act of 1933, as amended (the "Act"):

       . From inception through December 31, 1999, we granted to certain of our officers, directors and employees options to purchase up to an aggregate of 6,603,750 shares of common stock. Options to purchase 613,743 of such shares were exercised during 1999. For the foregoing transactions, we relied upon the exemption from registration contained in Sections 3(b) and 4(2) of the Securities Act of 1933 and Rule 701 of the SEC.

       . On February 24, 1999, we sold an aggregate of 3,229,975 shares of our Series C Convertible Preferred Stock for aggregate cash consideration of $15.0 million to a total of fourteen accredited investors. These shares were converted into our common stock upon consummation of our initial public offering. On June 11, 1999, VocalTec Communications exercised all of the warrants that we previously granted to VocalTec. As a result, we issued 1,444,000 shares of our common stock upon payment to us of $722. On February 14, 2000, we issued an aggregate of 150,000 shares of our common stock to two affiliates of our South American joint venture partner in connection with the termination of our South American joint venture agreement. For the foregoing transactions, we relied upon the exemption from registration under
          Section 4(2) of the Securities Act of 1933.

          Our initial public offering was effected pursuant to a registration statement on Form S-1 (No. 333-80411) declared effective by the SEC on September 27, 1999. The offering commenced on September 27, 1999 and terminated after all securities registered were sold. The managing underwriters of the initial public offering in the United States were Lehman Brothers, CIBC World Markets and First Analysis Securities Corporation and the managing underwriters of the initial public offering outside of the United States were Lehman Brothers International (Europe), CIBC World Markets International Limited and First Analysis Securities Corporation .

          The sole class of capital stock registered in the Company's public offering was the Company's Common Stock. The total amount of Common Stock registered was $93,437,500. In the initial public offering, a total of 7,187,500 shares were sold at an offering price of $12 per share, for total gross proceeds of $86,250,000. All of the shares were sold for the account of the Company.

          The expenses incurred by the Company (for underwriters' discounts and commissions, finders' fees, expenses paid to or for underwriters, other expenses and total expenses) during the period from September 27, 1999 through December 31, 1999 (the "Reporting Period") in connection with the initial public offering were (based on reasonable estimates) as follows:

  Underwriters' discounts and commissions.................  $6,037,500

  Finders' fees...........................................  $        0

  Expenses paid to or for underwriters....................  $        0

  Other expenses..........................................  $1,812,500

  Total expenses..........................................  $7,850,000

None of such amounts represented direct or indirect payments to directors, officers or general partners of ITXC or their associates, to persons owning 10% percent or more of any class of equity securities of ITXC or to any affiliates of ITXC or direct or indirect payments to persons other than the underwriters and persons indicated in Part II of our registration statement.

          The net offering proceeds to ITXC after deducting total expenses amounted to $78.4 million. The following table indicates (based on reasonable estimates) the manner in which such net proceeds have been allocated during the Reporting Period:

  Construction of plant, building and facilities.....................$         0

  Purchase and installation of machinery and  equipment..............$         0

  Purchase of real estate............................................$         0

  Acquisition of other businesses....................................$         0

  Repayment of indebtedness..........................................$         0

  Working capital (including investments and capital expenditures)...$78,400,000

None of such amounts represented direct or indirect payments to directors, officers or general partners of ITXC or their associates, to persons owning 10% percent or more of any class of equity securities of ITXC or to any affiliates of ITXC or direct or indirect payments to other persons.

Item 6.   Selected Financial Data
          -----------------------

          The following selected financial data for the period from July 21, 1997, our date of inception, to December 31, 1997 and for the years ended December 31, 1998 and 1999 are derived from our audited consolidated financial statements. The information presented below should be read in conjunction with our consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report.

                                                Period from
                                               July 21, 1997
                                                 (date of
                                               inception) to        Year ended
                                                December 31,       December 31,
                                                                 ----------------
                                                    1997         1998        1999
                                                    ----         ----        ----
                                                 (in thousands, except per share data)
Operating Data:
Revenue:
Telecommunications revenue ........................ $ --       $1,238       $24,423
Consulting revenue ................................   59          653           988
                                                     ---        -----        ------

Total revenue .....................................   59        1,891        25,411
Cost and expenses:
Data communications and telecommunications ........  --         2,017        23,095
Cost of consulting revenue ........................  --           192           --
Network operations ................................  --         1,321         3,219
Selling, general and administrative ...............  701        5,120        14,778
Depreciation and amortization .....................    5          345         2,556
Non-cash employee compensation ....................  --           194         2,716
                                                     ---        -----        ------
Total costs and expenses ..........................  706        9,189        46,365
                                                     ---        -----        ------

Loss from operations .............................. (647)      (7,298)      (20,953)
Interest income, net ..............................    1           91         1,289
                                                     ---        -----        ------

Net loss .......................................... (646)      (7,207)      (19,665)
Accretion of redemption value of
   mandatorily redeemable
   convertible preferred stock ....................  --           (14)         (773)
                                                    ---         -----        ------
Net loss applicable to common
   stockholders ................................... $(646)    $(7,222)     $(20,438)
                                                    =====     =======      ========

Basic and diluted net loss per
   share applicable to common
   stockholders ................................... $(0.09)    $(0.88)       $(1.29)
                                                    ======     ======        ======

Weighted average shares used in
   computation of basic and
   diluted net loss per share
   applicable to common stockholders .............. 7,005       8,185        15,886
Pro forma basic and diluted net
   loss per share .................................            $(0.45)       $(0.69)
                                                               ======        ======
Weighted average shares used in
   computation of pro forma basic
   and diluted net loss per share .................            16,155        28,526

                                                         As of December 31,
                                                         ------------------
                                                       1997      1998     1999
                                                       ----      ----     ----
Balance Sheet Data:

Cash, cash equivalents and
   marketable securities ..........................    $498    $4,171    $74,396
Total assets ......................................     795     7,834     99,862
Long-term obligations, including
   current portion ................................      --     1,437      5,493
Working capital ...................................    (227)    2,069     65,810
Redeemable preferred stock ........................      --     9,867       --
Total stockholders' equity (deficit) ..............      52    (6,118)    80,366

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
-------------

Overview

       We are a leading global provider of Internet-based voice and fax services. From our inception in July 1997 through April 1998, our operating activities were focused primarily on:

       . developing monitoring and analysis software to enable us to efficiently and cost effectively route voice over the Internet which we refer to as BestValue Routing;

       . developing relationships with affiliates throughout the world to increase the global reach of ITXC.net;

       . developing additional business strategies to supplement our affiliate network; and

       . hiring our initial employee group.

       In April 1998, we launched our first service delivered over ITXC.net--our WWeXchange service. Our operations since that time have included:

       . increasing our voice traffic, from 2,746 minutes during April 1998 to approximately 72.0 million minutes during the quarter ended December 31, 1999;

       . refining our monitoring and analysis software in order to achieve BestValue Routing;

       . expanding our affiliate network to 107 affiliates at January 31, 2000 and increasing the global reach of ITXC.net; and

       . increasing our employee headcount, from 29 employees on April 1, 1998 to 129 employees on January 31, 2000.

       Our primary sources of revenue have been the fees that we receive from customers for terminating calls that they have originated on the Internet.

       To date, our revenue for terminating calls over ITXC.net has depended primarily upon the following factors:

       . the volume of voice traffic carried over ITXC.net, which is measured in terms of minutes of voice traffic;

       . the mix of voice traffic carried over ITXC.net, which reflects the fact that calls made over certain routes will generate greater revenues than calls of a similar duration made over other routes; and

       . pricing pressures resulting from competitive conditions in our markets.

       Increased competition from other providers of Internet telephony services and traditional telephony services could materially adversely affect revenue in future periods.

       We have also received consulting revenue derived from a market trial agreement that we entered into with a third-party shortly after our inception in order to generate funds to sustain operations. Under that agreement, we earned a portion of the revenue ratably over the term of the agreement and the remainder of the revenue as we met specific milestones. We do not consider it likely that consulting revenue will continue beyond the year ended December 31, 1999.

       To date, we have derived a significant portion of our revenue from a small number of customers. The loss of a major customer could have a material adverse effect on our business, financial condition, operating results and future prospects.

       Our operating expenses have been primarily:

       . Data Communications and Telecommunications Expenses. Internet-related expenses, consisting primarily of:

       . costs associated with sending voice traffic over the Internet, primarily fees that we pay to our affiliates to terminate or assist us in terminating calls, fees that we pay when we find it necessary to utilize the traditional telephone network or private data networks to terminate calls and expenses incurred in connecting our customers to our network; these expenses are largely proportional to the volume of voice traffic carried over our network; and

       . costs associated with buying Internet access at ITXC-operated locations; these costs are largely proportional to the bandwidth of access acquired and do not typically vary based upon volume of voice traffic until additional bandwidth would need to be acquired.

       . Network Operations Expenses. Expenses associated with operating the network, consisting primarily of the salaries, payroll taxes and benefits that we pay for those employees directly involved in the operation of ITXC.net and related expenses.

       . Selling, General and Administrative Expenses. There are three components of selling, general and administrative expenses, consisting of the following:

              . Sales and Marketing Expenses. Expenses relating to the salaries, payroll taxes, benefits and commissions that we pay for sales personnel and expenses associated with the development and implementation of our promotion and marketing campaigns. We anticipate that sales and marketing expenses will increase in the future as we expand our internal sales force, hire additional marketing personnel and increase expenditures for promotion and marketing. We expect that such expenses will also increase as telecommunications revenue increases.

              . Development Expenses. Salary, payroll tax and benefit expenses that we pay for employees and consultants who work on the development of our network management approaches and future applications of our technology. We believe that investing in the enhancement of our technology is critical to our future success. We expect that our development expenses will increase in future periods, based upon various factors, including:

              . the importance to us of BestValue Routing;

              . the pace of technological change in our industry; and

              . our goal of expanding the applications of our technology.

              . General and Administrative Expenses. Salary, payroll tax and benefit expenses and related costs for general corporate functions, including executive management, administration, facilities, information technology and human resources. We expect that general and administrative expenses will increase in the future as we hire additional personnel and incur additional costs related to the growth of our business and operations. In addition, we expect to expand our facilities and incur associated expenses to support our anticipated growth.

       . Non-cash Employee Compensation Expenses. Non-cash employee compensation represents compensation expense incurred in connection with the grant of certain stock options to our employees with exercise prices less than the fair value of our common stock at the respective dates of grant. During 1999, but prior to our initial public offering, we granted options to purchase 3,413,500 shares of our common stock at exercise prices equal to or less than fair value, resulting in non-cash charges of approximately $12.4 million. Such charges will be expensed, generally over the next three to seven years, in connection with the underlying vesting periods of the options granted.

       We believe that the services we provide over the Internet are not currently actively regulated in the U.S. Several efforts have been made, however, to enact federal legislation that would regulate certain aspects of the Internet. If adopted, such legislation could increase our costs significantly and could materially adversely affect our business, operating results, financial condition and future prospects. See "Business of the Company--Government Regulation."

    We anticipate that from time to time our operating expenses may increase on a per minute basis as a result of decisions to route additional traffic over the traditional telephone network or private data networks in order to maintain quality transmissions during relatively short periods of time as we transition our network to increased levels of capacity. During these periods, we occasionally experience reductions in volume from certain customers. Historically, we have satisfactorily resolved these transition issues. However, we anticipate that in the future other anticipated or unanticipated operating problems associated with the growth of ITXC.net may develop.

    Since our inception in July 1997, we have experienced operating losses in each quarterly and annual period and negative cash flows from operations in each quarter since we commenced offering services over ITXC.net in April 1998. As of December 31, 1999, we had an accumulated deficit of $27.5 million. The profit potential of our business is unproven, and our limited operating history makes an evaluation of us and our prospects difficult. We may not achieve profitability or, if we achieve profitability, we might not sustain profitability.

    In February 2000, we recast our relationship with our partner in our South American joint venture. We issued 150,000 shares of our common stock for: (1) equity in a private affiliate of our joint venture partner; (2) a termination of the puts and calls which previously could have required substantial cash or equity outlays by us; and (3) certain contractual commitments by the parties. As part of that transaction, we terminated our joint venture agreement and the license agreement that we previously furnished to the joint venture. However, we do not anticipate a material change in our service to the carriers in the territory previously serviced by the joint venture, since the new arrangement contemplates the continuation of service to those carriers.

    From an accounting perspective, we will be required to expense the difference between the value of our 150,000 shares and the equity we received. We anticipate that such charge will be between approximately $7 million and approximately $10 million. This accounting charge will be reflected in our statement of operations for the quarter ending March 31, 2000.

Results of Operations

    Revenue

    We did not receive any revenue for terminating calls during our inception period from July 21, 1997 through December 31, 1997 or during the quarter ended March 31, 1998. Our telecommunications revenue for the years ended December 31, 1998 and 1999 was $1.2 million and $24.4 million, respectively. We were able to achieve this increase despite our decision to terminate services to certain customers. See "--Operating Expenses--Selling, General and Administrative Expenses."

    Our consulting revenue increased from $59,000 during the inception period to $653,000 and $988,000 during the years ended December 31, 1998 and 1999, respectively. Our periodic receipt of consulting revenues reflected the accomplishment of various performance requirements under our market trial agreement. We do not expect to earn substantial consulting revenue in subsequent periods.

    Operating Expenses

     Data Communications and Telecommunications Expenses. We did not incur data communications and telecommunications expenses until we began providing service over ITXC.net in April 1998. During the year ended December 31, 1998, such expenses amounted to $2.0 million, as compared to telecommunications revenue of $1.2 million during that period. During the initial period of operations, it was necessary for us to rely upon the traditional telephone network and private data networks more than we currently do, since we had fewer affiliates at that time. We also had not reached a point where significant economies of scale could be realized. During the year ended December 31, 1999, such expenses amounted to $23.1 million, compared to telecommunications revenue of $24.4 million.

     Cost of Consulting Revenue. We did not incur any expenses under our market trial agreement during any of the periods described in this Annual Report other than the year ended December 31, 1998. During that period, the cost of consulting revenue amounted to $192,000, representing 29% of consulting revenue. During 1999, we were only required to present an update report.

     Network Operations Expenses. We did not incur any network operations expenses during the inception period. Network operations expenses increased from $1.3 million during the year ended December 31, 1998 to $3.2 million during the year ended December 31, 1999. Expenses during the earlier period, representing 107% of our telecommunications revenue, were incurred in preparing for the implementation of our WWeXchange service in April 1998 and in the initial delivery of that service. During the latter period, such expenses primarily reflected the cost of operating our 24-hours-a-day, 7-days- a-week network operations center and represented 13% of telecommunications revenue. In general, network operations expenses are not proportional to the volume of our traffic; regardless of our volume, we are required to pay the salaries and related costs associated with operating our network operations center.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $701,000 during the inception period to $5.1 million during the year ended December 31, 1998 and $14.8 million during the year ended December 31, 1999. The increase from the inception period to the following year reflected (1) enhanced sales and marketing efforts that we undertook once our network was operating, (2) growth in our sales and marketing staffs, (3) commissions paid on the telecommunications revenue that we generated during the year ended December 31, 1998, (4) our hiring of employees and engaging of consultants for development tasks during the year ended December 31, 1998 and (5) a substantial increase in the number of general and administrative personnel hired to support our growth. The 1999 increase reflected further expansion in our sales and marketing efforts, commissions paid on increased revenue levels, expanded development efforts and a further increase in general and administrative staff in response to our continued growth.

     The increase in selling, general and administrative expenses during 1999 also included charges of $2.6 million representing additional accounts receivable reserves and write-offs. These charges reflect general industry trends and the discontinuance of service to certain significant customers because of their failure to meet their payment obligations. We do not expect any material revenue impact from these actions. Such expectation represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ from such expectation as a result of a number of factors, including the extent to which we are able to attract new customers to ITXC.net, the extent to which we are able to expand the utilization of ITXC.net by other existing customers, our capacity constraints and the mix of traffic that we carry in future periods.

     Non-cash Employee Compensation Expenses. Non-cash employee compensation expense increased from $194,000 during the year ended December 31, 1998 to $2.7 million during the year ended December 31, 1999, representing amortization of deferred compensation incurred in connection with the grant of options at exercise prices less than fair value. There was no non-cash employee compensation expense during the inception period.

     Interest Income, Net

     Our interest income, net principally represents income from cash and investments which, in turn, were derived from capital contributions made by our investors. In addition to the capital invested near the inception of our business, we raised net proceeds of $9.9 million and $14.9 million from a group of investors in private transactions completed during April 1998 and February 1999, respectively, and we raised net proceeds of $78.4 million from our initial public offering completed on October 1, 1999. During the year ended December 31, 1998, interest generated from capital contributions exceeded by $91,000 the interest that we paid on our line of credit and non-cash interest related to the issuance of common stock warrants in connection with bridge financing provided by two officers. During the year ended December 31, 1999, the interest on our marketable securities, including the interest earned on the proceeds from our initial public offering, exceeded the interest that we paid on our line of credit by $1.3 million. Interest income, net is expected to increase as a result of our initial public offering and our March 2000 public offering.

     Loss From Operations

     We incurred operating losses of $647,000, $7.3 million and $21.0 million during the inception period and the years ended December 31, 1998 and 1999, respectively. We do not consider these amounts to be comparable, since the first amount reflected operations prior to the introduction of services over our network, the second amount reflected our active operation of our network during our initial period of operations and only the third amount represented a full year of operations. We anticipate that we will incur additional operating and net losses in the future. The amount of these losses may exceed the amount of the losses that we have incurred in prior periods.

     Quarterly Financial Information

     The following table sets forth certain operating data and consolidated statements of operations data for our most recent four quarters. The financial information has been derived from our unaudited consolidated financial statements. In our management's opinion, this unaudited financial information has been prepared on the same basis as the annual consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented. This information should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                  Three Months Ended
                                        --------------------------------------
                                        March 31, June 30, Sept. 30,  Dec. 31,
                                          1999      1999     1999      1999
                                                   (in thousands)
Minutes of traffic over ITXC.net ......  11,077   24,493    42,513    72,024
                                         ======   ======    ======    ======
Revenue:
Telecommunications revenue ............  $2,429   $4,335    $6,549   $11,109
Consulting revenue ....................     688      300      --       --
                                          -----    -----     -----    ------
Total revenue .........................   3,118    4,635     6,549    11,109
Costs and expenses:
Data communications and
telecommunications ....................   2,528    4,362     6,242     9,963
Network operations ....................     546      736       882     1,054
Selling, general and administrative ...   2,558    3,117     4,031     5,072
Depreciation and amortization .........     278      421       655     1,203
Non-cash employee compensation ........     217      471     1,066       962
                                          -----    -----     -----     -----

Total costs and expenses ..............   6,128    9,107    12,876   18,254
                                          -----    -----    ------   ------

Loss from operations ..................  (3,010)  (4,472)   (6,327)   (7,145)
Interest income, net ..................      41      114        37     1,096
                                          -----    -----     -----     -----

Net loss .............................. $(2,969) $(4,358)  $(6,289)  $(6,049)
                                        =======  =======   =======   =======

Liquidity and Capital Resources

     Since our inception in July 1997, we have financed our operations primarily through equity offerings and, to a lesser extent, through equipment financing, and for the period after June 30, 1999, through capital leases. As of December 31, 1999, we had $74.4 million in cash, cash equivalents and marketable securities.

     Net cash provided by financing activities was $0.5 million for the inception period in 1997, $11.0 million for the year ended December 31, 1998 and $93.6 million for the year ended December 31, 1999 and was primarily attributable to net proceeds from the issuance of our capital stock.

     Net cash provided by operating activities was negligible for the inception period. Net cash used in operating activities amounted to $5.3 million and $16.2 million for the years ended December 31, 1998 and 1999, respectively. Cash used in operating activities in both of these periods was primarily the result of net operating losses and increased accounts receivable, partially offset by increases in accounts payable and accrued liabilities.

     Net cash used in investing activities was negligible for the inception period, $2.3 million for the year ended December 31, 1998 and $32.4 million for the year ended December 31, 1999. Cash used in investing activities was primarily related to the purchases of property and equipment and purchases of investments with the proceeds of our initial public offering.

     As of December 31, 1999, our principal commitments consisted of obligations outstanding under operating and capital leases. At that date, future minimum payments for non-cancelable leases includes required payments of $2.8 million during 2000 and $6.1 million for years after 2000 under all leases. We anticipate a substantial increase in capital expenditures and lease commitments consistent with the anticipated growth in operations, infrastructure and personnel.

     We maintain a credit agreement (which has been recently amended and restated) that provides a committed line of credit from a financial institution in the aggregate amount of $10.0 million. We are permitted to use any portion of that commitment under a revolving line of credit for working capital or under an equipment sub-line for the purchase of certain capital equipment and related software. This credit agreement is collateralized by substantially all of our assets. We are permitted to borrow under the credit agreement until February 2001. At that time, we must repay the outstanding working capital loans unless that revolving line is extended. Loans outstanding under the equipment sub-line are due and payable 36 months after the final draw under the equipment sub-line.

     Interest accrues at a floating rate per annum equal to the higher of our lender's published prime rate and the weighted average federal funds rate available to our lender plus 0.5%.

     The credit agreement contains customary financial and other covenants and may be terminated by our lender 45 days after the occurrence of certain mergers, acquisitions and investments. As of December 31, 1999, we were in compliance with all of the covenants under our credit agreement, except for one covenant regulating the amount of our vendor financing, which covenant has been amended and our non-compliance waived. We expect that we will be able to comply with all existing covenants for at least the next twelve months.

     We have arranged for financing in the ordinary course for gateway equipment, switching equipment and general office equipment, from vendors such as Lucent, Excel and Cisco. See note 10 to our consolidated financial statement contained elsewhere in this Annual Report.

     Our capital requirements depend on numerous factors, including market acceptance of our services, the responses of our competitors, the resources allocated to ITXC.net and the development of future applications of our technology, our success in marketing and selling our services, and other factors. We have experienced substantial increases in our capital expenditures since our inception, consistent with growth in our operations and staffing, and we anticipate that our capital expenditures will continue to increase in the future. Additionally, we will evaluate possible acquisitions of, or investments in, complementary businesses, technologies or services and plan to expand our sales and marketing programs. Any such possible acquisition may be material and may require us to incur a significant amount of debt or issue a significant number of equity securities. Further, any businesses that we acquire will likely have their own capital needs, which may be significant, which we would be called upon to satisfy independent of the acquisition price. We currently believe that our available cash equivalents will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. This statement represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from our expectations. We may need to raise additional funds in order to fund more rapid expansion, to develop new or enhance existing services, to respond to competitive pressures or to acquire or invest in complementary business, technologies or services. Additional funding may not be available on favorable terms or at all.

Recent Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. As we do not currently engage in derivatives or hedging transactions, we believe that there will be no current impact to our results of operations, financial position or cash flows upon the adoption of SFAS No. 133.

Year 2000 Compliance

     We have not experienced any significant problems associated with year 2000 issues to date. Similarly, to our knowledge, our distributors, suppliers and other third parties with whom we conduct business have not experienced material year 2000 problems to date. Expenditures incurred by us to test, repair and replace equipment did not exceed $1.0 million.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
          ---------------------------------------------------------

     We have investments of approximately $73.1 million as of December 31, 1999, in certain marketable securities, which primarily consist of short-term fixed income investments. Due to the short-term nature of our investments we believe that the effects of changes in interest rates are limited and would not have a material impact on our financial condition or operating results.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

     We have set forth our annual financial statements on the "F" pages that follow this page. The index of our financial statements is set forth in Item 14 of this Annual Report.

                         Report of Independent Auditors

Board of Directors and Stockholders
ITXC Corp. and subsidiaries

We have audited the accompanying consolidated balance sheets of ITXC Corp. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998 and the period from July 21, 1997 (date of inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ITXC Corp. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 and the period from July 21, 1997 (date of inception) to December 31, 1997 in conformity with accounting principles generally accepted in the United States.

                                         /s/ Ernst & Young LLP

MetroPark, New Jersey
February 7, 2000, except for
Note 16, as to which the date is
March 15, 2000

                          ITXC CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                                       December 31,
                                                                                                1998                1999
                                                                                                ----                ----
Assets
Current assets:
     Cash and cash equivalents......................................................        $ 3,971,237         $ 49,017,768
     Marketable securities..........................................................            200,000           25,378,297
     Accounts receivable, net of allowance of $172,000 in 1998 and $1,284,000
        in 1999.....................................................................            500,739            5,738,804
     Prepaid expenses and other current assets......................................            121,459            1,298,102
                                                                                            -----------         ------------

Total current assets................................................................          4,793,435           81,432,971
Property and equipment, net.........................................................          3,015,529           15,411,656
Deposits and other assets...........................................................             24,833               66,232
Service contract rights, net of amortization of $84,000.............................              --               2,950,750
                                                                                            -----------         ------------

Total assets........................................................................        $ 7,833,797         $ 99,861,609
                                                                                            ===========         ============

Liabilities, mandatorily redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
     Accounts payable...............................................................        $   831,275         $ 10,403,227
     Accrued liabilities and other current liabilities..............................            786,043            3,157,229
     Deferred revenue...............................................................            888,232                --
     Customer deposits..............................................................            142,500              442,240
     Current portion of capital lease obligations...................................             76,705            1,620,317
                                                                                            -----------         ------------

Total current liabilities...........................................................          2,724,755           15,623,013
Equipment note payable..............................................................          1,200,000            1,723,191
Capital lease obligations, less current portion.....................................            160,368            2,149,177
Commitments and contingencies.......................................................
Series B Redeemable Convertible Preferred Stock, $.001 par value, issued and
   outstanding, 5,865,104 shares in 1998 and none in 1999...........................          9,866,723                --
Series C Redeemable Convertible Preferred Stock, $.001 par value, issued and
   outstanding, none in 1998 and 1999...............................................              --                   --
Stockholders' equity (deficit):
   Preferred Stock, $.001 par value, authorized 10,000,000 shares in 1998 and
      15,000,000 shares in 1999.....................................................              --                   --
   Common Stock, $.001 par value, authorized 67,500,000 shares; issued and
      outstanding, 8,381,000 shares in 1998; and 35,816,401 shares in 1999                        8,381               35,816
   Additional paid-in capital.......................................................          2,293,516          118,089,750
   Deferred employee compensation...................................................           (566,201)         (10,240,858)
   Accumulated deficit..............................................................         (7,853,745)         (27,518,480)
                                                                                            -----------         ------------

Total stockholders' equity (deficit)................................................         (6,118,049)          80,366,228
                                                                                            -----------         ------------

Total liabilities, mandatorily redeemable convertible preferred stock and
   stockholders' equity (deficit)...................................................        $ 7,833,797         $ 99,861,609
                                                                                            ===========         ============

                            See accompanying notes.
                          ITXC CORP. AND SUBSIDIARIES



                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          Period from
                                                                         July 21, 1997
                                                                           (date of
                                                                         inception) to        Year ended December 31,
                                                                          December 31,        -----------------------
                                                                              1997            1998              1999
                                                                              ----            ----              ----
Revenue:
  Telecommunications revenue............................................  $    --         $ 1,238,008       $ 24,423,162
  Consulting revenue....................................................      58,824          652,944            988,232
                                                                          ----------      -----------       ------------

Total revenue...........................................................      58,824        1,890,952         25,411,394

Costs and expenses:
  Data communications and telecommunications............................       --           2,016,757         23,095,225
  Cost of consulting revenue............................................       --             192,203              --
  Network operations....................................................       --           1,320,587          3,219,039
  Selling, general and administrative...................................     700,874        5,120,944         14,778,207
  Depreciation and amortization.........................................       5,000          344,587          2,556,436
  Non-cash employee compensation........................................       --             194,288          2,715,862
                                                                          ----------      -----------       ------------

Total costs and expenses................................................     705,874        9,189,366         46,364,769
                                                                          ----------      -----------       ------------

Loss from operations....................................................    (647,050)      (7,298,414)       (20,953,375)
Interest income.........................................................         756          230,538          1,495,800
Interest expense........................................................       --            (139,575)          (207,160)
                                                                          ----------      -----------       ------------

Net loss................................................................    (646,294)      (7,207,451)       (19,664,735)

Accretion of redemption value of mandatorily redeemable
  convertible preferred stock...........................................       --             (14,217)          (772,795)
                                                                          ----------      -----------       ------------

Net loss applicable to common stockholders..............................  $ (646,294)     $(7,221,668)      $(20,437,530)
                                                                          ==========      ===========       ============

Basic and diluted net loss per share applicable to common
   stockholders.........................................................      $(0.09)          $(0.88)            $(1.29)
                                                                          ==========      ===========       ============

Weighted average shares used in computation of basic and diluted
net loss per share applicable to common stockholders....................   7,004,908        8,184,556         15,885,883

Pro forma basic and diluted net loss per share (unaudited)..............                   $    (0.45)       $     (0.69)
                                                                                           ===========        ===========

Weighted average shares used in computation of pro forma basic
   and diluted net loss per share (unaudited)...........................                   16,154,670         28,525,619

                            See accompanying notes.

                          ITXC CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

       Period from July 21, 1997 (date of inception) to December 31, 1999



                                 Series A                                          Software        Deferred
                                Convertible                          Additional    --------        --------
                             Preferred Stock       Common Stock       Paid-In       Credit         Employee    Subscription
                             ---------------       ------------       -------       ------         --------    ------------
                             Shares     Amount    Shares    Amount     Capital    Subscription    Compensation   Receivable
                             ------     ------    ------    ------     -------    ------------    ------------   ----------
Issuance of Common
  Stock.                         --        --    7,800,000  $7,800  $   23,100   $     --             --          $(900)
Issuance of Series A
  Stock and Preferred
  Warrant                      278,000   $ 278       --        --      424,722         --             --            --
Issuance of Common
  Warrants for software
  credit.                        --        --        --        --    1,000,000    (1,000,000)         --            --
Utilization of software
  credit                         --        --        --        --        --          243,000          --            --
Net loss                         --        --        --        --        --            --             --            --
                              --------   -----   ---------  ------  ----------   -----------       --------       -----

Balance, December 31,
  1997                         278,000     278   7,800,000   7,800   1,447,822      (757,000)         --           (900)
Conversion of Series A
  Stock and Preferred
  Warrant to Common
  Stock.                      (278,000)   (278)    556,000     556        (278)        --             --            --
Repayment of
  subscription
  receivable.                                        --        --         (900)        --             --            900
Issuance of Common
  Stock for services             --                 25,000      25      10,600         --             --            --
Utilization of software
  credit                         --        --        --        --        --          757,000          --            --
Accretion of redemption
  value of mandatorily
  redeemable convertible
  preferred stock                --        --        --        --      (14,217)        --             --            --
Deferred non-cash
  Employee
  compensation.                  --        --        --        --      760,489         --          (760,489)        --
Amortization of non-cash
  deferred employee
  compensation.                  --        --        --        --        --            --           194,288         --
Non cash interest
  expense                        --        --        --        --       90,000         --             --            --
Net loss                         --        --        --        --        --            --             --            --
                              --------   -----   ---------  ------  ----------   -----------       --------       -----

Balance, December 31,
  1998                           --        --    8,381,000   8,381   2,293,516         --          (566,201)        --

                               Accumulated
                                 Deficit          Total
                                 -------          -----

Issuance of Common
  Stock.                       --                30,000
Issuance of Series A
  Stock and Preferred
  Warrant                      --               425,000
Issuance of Common
  Warrants for software                           --
  credit.                      --
Utilization of software
  credit                                        243,000
Net loss                 $  (646,294)       $  (646,294)
                         -----------        -----------

Balance, December 31,
  1997                      (646,294)            51,706
Conversion of Series A
  Stock and Preferred
  Warrant to Common                               --
  Stock.                       --
Repayment of
  subscription                                    --
  receivable.                  --
Issuance of Common
  Stock for services           --                10,625
Utilization of software
  credit                       --               757,000
Accretion of redemption
  value of mandatorily
  redeemable convertible
  preferred stock              --               (14,217)
Deferred non-cash
  Employee
  compensation.                --                 --
Amortization of non-cash
  deferred employee
  compensation.                --               194,288
Non cash interest
  expense                      --                90,000
Net loss                  (7,207,451)        (7,207,451)
                         -----------        -----------

Balance, December 31,
  1998                    (7,853,745)        (6,118,049)

Accretion of redemption
value of mandatorily
redeemable convertible
  preferred stock              -   -        --        --         (772,795)  -          --      -          --          (772,795)
Deferred non-cash
  employee
  compensation.                             --        --       12,390,519   -    (12,390,519)  -          --             --
   Amortization of non-cash
  deferred employee
  compensation.                -   -        --        --            --      -      2,715,862   -          --         2,715,862
Issuance of common
  stock for exercise of
  warrants.                             1,444,000     1,444          (722)  -          --      -          --               722
Issuance of common
  stock for exercise of
  options                      -   -      613,743       614       219,285   -          --      -          --           219,899
Issuance of common
  stock for initial public
  offering.                    -   -    7,187,500     7,187    78,407,034   -          --      -          --        78,414,221
Conversion of
   mandatorily
   redeemable
   convertible
   preferred stock to
   to common stock                     18,190,158    18,190    25,552,913   -          --      -                    25,571,103
Net loss                       -   -        --        --            --      -          --           (19,664,735)   (19,664,735)
                               --  --  ----------  --------  ------------   --  ------------       ------------   ------------
Balance, December 31
  1999                         -   -   35,816,401   $35,816  $118,089,750   -   $(10,240,858)  -   $(27,518,480)  $ 80,366,228
                               ==  ==  ==========  ========  ============   ==  ============   ==  ============   ============

                            See accompanying notes.

                          ITXC CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Period from
                                                                             July 21, 1997
                                                                                (date of
                                                                             inception) to
                                                                              December 31,     Year ended December 31,
                                                                                  1997           1998          1999
                                                                             --------------  ------------  -------------
Operating activities
Net loss...................................................................      $(646,294)  $(7,207,451)  $(19,664,735)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
  Depreciation and amortization............................................          5,000       344,587      2,556,436
  Provision for doubtful accounts..........................................           --         172,475      2,600,554
  Amortization of non-cash deferred employee compensation..................           --         194,288      2,715,862
  Issuance of common stock for services....................................           --          10,625           --
  Non-cash interest expense................................................           --          90,000           --
  Amortization of original issue discounts.................................           --            --         (510,582)
  Changes in operating assets and liabilities
     Increase in accounts receivable.......................................           --        (673,214)    (7,838,619)
     Increase in prepaid expenses and other assets.........................        (18,846)     (127,446)    (1,218,042)
     Increase in accounts payable and accrued expenses.....................        302,261     1,315,057      5,801,871
     Increase (decrease) in customer deposits and deferred
       revenue.............................................................        441,176       589,556       (588,492)
                                                                                 ---------   -----------   ------------

Net cash provided by (used in) operating activities........................         83,297    (5,291,523)   (16,145,747)

Investing activities
Purchase of property and equipment.........................................        (40,420)   (2,073,696)    (4,714,757)
Purchase of service contract rights........................................           --            --       (3,035,057)
Purchase of available for sale securities..................................           --        (200,000)   (64,367,815)
Maturities of available for sale securities................................           --            --       39,700,000
                                                                                 ---------   -----------   ------------
Net cash used in investing activities......................................        (40,420)   (2,273,696)   (32,417,629)

Financing activities
Proceeds from equipment line of credit.....................................           --       1,200,000        523,191
Proceeds from stockholder note.............................................           --         750,000           --
Repayment of capital lease obligations.....................................           --         (13,927)      (479,710)
Issuance of common stock...................................................         30,000           900        220,621
Issuance of convertible preferred stock....................................        425,000     9,101,606     14,931,584
Proceeds from initial public offering......................................           --            --       78,414,221
                                                                                 ---------   -----------   ------------
Net cash provided by financing activities..................................        455,000    11,038,579     93,609,907
                                                                                 ---------   -----------   ------------

Increase in cash...........................................................        497,877     3,473,360     45,046,531
Cash and cash equivalents at beginning of period...........................           --         497,877      3,971,237
                                                                                 ---------   -----------   ------------

Cash and cash equivalents at end of period.................................      $ 497,877   $ 3,971,237   $ 49,017,768
                                                                                 =========   ===========   ============

Supplemental disclosures of cash flow information
Cash paid for interest.....................................................           --     $    36,446   $    223,834
                                                                                 =========   ===========   ============

                            See accompanying notes.

                          ITXC CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1997, 1998 and 1999

1. Organization and Nature of Business

     ITXC Corp. (the "Company") is a Delaware corporation, incorporated on July 21, 1997. The Company was founded for the purpose of providing Internet voice, fax and voice-enabled services primarily to traditional telephone companies, Internet service providers and telecommunications resellers, under the brand name WWeXchange for which revenues commenced in 1998. During 1997, the Company was in the development stage and was primarily developing and constructing its network, and provided consulting services under a market trial agreement with a company in the telecommunications industry (see Note 11). During 1998 the Company exited the development stage. The Company operates in one business segment.

     Initial Public Offering

     On October 1, 1999, the Company completed an initial public offering (IPO) of 7.2 million shares of common stock at a price of $12.00 per share, generating net proceeds of approximately $78.4 million. Under the Company's Certificate of Incorporation, all outstanding shares of Series B Redeemable Convertible Preferred Stock and Series C Redeemable Convertible Preferred Stock were converted into shares of Common Stock on a two-for-one basis (reflecting the stock split described in Note 11), effective upon the closing of the Company's IPO, resulting in the issuance of an additional 18.2 million shares of common stock.

     Subsidiaries and Joint Venture

     In March 1998, ITXC Data Transport Services LLC ("Data Transport"), a wholly owned subsidiary, was formed for the purpose of holding licenses and agreements with certain carriers and re-sellers and to acquire and operate switching equipment for the Company.

     In July 1998, ITXC Asia PTE Ltd, a wholly-owned subsidiary (Singapore company), was formed for the purpose of selling and marketing the Company's services in Asia.

     In July 1998, the Company obtained a 49% interest in ITXC Comunicacoes Ltda ("ITXC Ltda"), a newly formed Brazilian joint venture, in consideration of rights to certain technology, which will provide exchange carrier long- distance services in Brazil. The Company's ownership interest in ITXC Ltda is accounted for under the equity method of accounting. No investment has been recorded by the Company as no consideration has been paid.

     The ITXC Ltda joint venture agreement, as amended, provided for an exit clause triggered by an acquisition of the Company, certain business combinations, failure of the Company or ITXC Ltda to meet certain performance thresholds or the occurrence of certain other events. If any of these events occurred, the clause provided the Company a call option and provided TeleNova Communicacoes Ltda and its assignee (collectively, "TeleNova") a put option which required the Company to acquire TeleNova's interest in ITXC Ltda.

     In February 2000, the Company agreed to issue 150,000 shares of its common stock to affiliates of TeleNova in exchange for: (i) equity in TeleNova, having a value of at least $6 million, (ii) termination of the call and put options and
(iii) certain contractual commitments by each party. As part of this agreement, the parties also terminated the joint venture agreement and related license agreement.

     In June 1999, the Company formed ITXC, Ltd., a United Kingdom company, to conduct certain United Kingdom operations.

Basis of Consolidation

     The consolidated financial statements include the accounts of ITXC Corp. and its wholly-owned subsidiaries, Data Transport, ITXC, Ltd. and ITXC Asia PTE, Ltd. All significant intercompany balances and transactions have been eliminated in consolidation.

2. Significant Accounting Policies

Cash Equivalents

     The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Marketable Securities

     Marketable securities consist of fixed income investments which can be readily purchased or sold using established markets. In accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designations as of each balance sheet date. Such investments are classified as available-for-sale and, accordingly, are carried at fair value which approximates amortized cost at December 31, 1998 and 1999. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as interest, are included in interest income. Realized gains and losses and declines in value judged to be other than temporary are included in investment income. The cost of securities sold is based on the specific identification method.

Concentration of Credit Risk

     The Company transacts a significant volume of business with several customers. Four customers represented 35%, 20%, 13% and 11%, respectively, of 1998 total revenue and three customers represented 12%, 12% and 11%, respectively, of 1999 total revenue. Accounts receivable from these customers were approximately $417,800 and $3,090,900 at December 31, 1998 and 1999, respectively. The Company performs a credit evaluation of all new customers and requires certain customers to provide collateral in the form of a cash deposit. For the period from July 21, 1997 to December 31, 1997, one customer accounted for 100% of consulting revenue under the market trial agreement referred to in the first paragraph of Note 1.

Depreciation and Amortization

     Property and equipment are recorded at cost and are depreciated over the estimated useful lives and leasehold improvements are depreciated over the term of the lease or over the estimated useful lives, whichever is shorter, utilizing the straight-line method as follows:

                                             Estimated
                                            Useful Life
                                            -----------

Network equipment and software............      2-3
Furniture, fixtures and office equipment..      3-7
Leasehold improvements....................        2

Revenue Recognition

     The Company recognizes telecommunications revenue and the related costs at the time the services are rendered. Telecommunications revenue is derived from fees charged to terminate Internet based voice and fax services over the Company's network.

     In 1997, the Company entered into a market trial agreement with a third party. Under that agreement, the Company conducted a market trial to determine the market opportunity, operational requirements and business arrangements with respect to offering wholesale switching, transport, billing and settlement services relating to Internet protocol telephony services. While the agreement was in effect, the Company conducted a market trial of its wholesale switching, transport, billing and settlement services and provided periodic reports according to an agreed upon schedule. These reports provided marketing analyses, service descriptions, operations analyses and business structure and competitive analyses. The Company recognized consulting revenue under the market trial agreement as certain milestones were attained and cash collections were assured, as specified in the contract, and in accordance with Statement of Financial Accounting Standards, No. 68, Research and Development Arrangements. This agreement required certain research reports to be delivered by the Company and accepted by the customer, for payments under the contract to become due and payable. At December 31, 1998, $888,232, of revenue was deferred in connection with this market trial agreement for payments received in advance of delivery and acceptance of certain reports, which was fully earned during 1999.

Advertising

     Advertising costs are expensed as incurred. During 1997, 1998 and 1999, the Company expensed approximately $14,000, $119,000, and $198,000, respectively, of such costs.

Research and Development

          Development costs are expensed as incurred. Development costs of approximately $0, $594,000 and $1,509,000 were expensed in 1997, 1998 and 1999, respectively, and are included in selling, general and administrative costs.

Income Tax

     Deferred income taxes are determined using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities (i.e. temporary differences) and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock-Based Compensation

     The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," using an intrinsic value approach to measure compensation expense, if any. Appropriate disclosures using a fair value based method, as provided by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), are also reflected in the accompanying notes to the financial statements. Options issued to non- employees are accounted for in accordance with SFAS 123, using a fair value approach. The Company has not issued any options to non-employees.

Recent Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities (SFAS 133), which

                                     -F-9-
establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. As the Company does not currently engage in derivatives or hedging transactions, there will be no current impact to the Company's results of operations, financial position or cash flows upon the adoption of SFAS 133.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

3. Available for Sale Investments

     The Company's available for sale investments which are included in cash equivalents ($47,715,977 at December 31, 1999) and marketable securities are as follows:

                                                               December 31,
                                                               ------------
                                                            1998         1999
                                                            ----         ----

Money market funds .................................          --     $ 9,409,553
Commercial paper ...................................          --      48,676,937
Certificates of deposits ...........................      $200,000     7,000,296
Asset-backed securities ............................          --       8,007,508
                                                            ------        ------

Total ..............................................      $200,000   $73,094,294
                                                          ========   ===========

     Gross realized gains and losses for the years ended December 31, 1998 and 1999 were immaterial.

     The Company's available for sale securities have the following maturities at December 31, 1999:

Due in one year or less.............................      $65,086,786
Due after one year through five years...............        8,007,508

4. Accounts Receivable

     The Company estimates the amount of the allowance for doubtful accounts required to reduce accounts receivable to expected net realizable value by reviewing the status of significant past-due receivables and analyzing historical bad debt trends.

     The Company did not write-off any accounts receivable during 1997 and 1998. The Company wrote-off approximately $1,490,000 of accounts receivable during 1999.

5. Property and Equipment

     Property and equipment is comprised of the following:

                                                             December 31,
                                                             ------------
                                                           1998         1999
                                                           ----         ----

Network equipment and software .....................    $1,955,887   $13,494,034
Furniture, fixtures and office equipment ...........     1,147,946     4,126,859
Leasehold improvements .............................       261,283       612,479
                                                           -------       -------

                                                         3,365,116    18,233,372
Less accumulated depreciation and amortization .....       349,587     2,821,716
                                                           -------     ---------

                                                        $3,015,529   $15,411,656
                                                        ==========   ===========

     Equipment under capital leases totaled approximately $251,000 and $4,265,000 at December 31, 1998 and 1999, respectively. Included in accumulated depreciation is approximately $14,000 and $609,000 related to such assets at December 31, 1998 and 1999, respectively.

     At December 31, 1998 and 1999, network equipment and software includes $1 million of software which is used in Internet gateways and switches. This software was purchased from a stockholder, who was paid by issuance of common stock warrants (see Note 11). By December 31, 1999 all such software was deployed into operations and is being depreciated over a three-year life.

6. Purchase of Contractual Rights

     On November 30, 1999, the Company purchased the contractual rights to certain terminator and reseller agreements and intellectual property, for a cash purchase price of $3 million, which is being amortized over a three year period.

7. Accrued Expenses

     Accrued liabilities and other current liabilities are comprised of the following:

                                                              December 31,
                                                              ------------
                                                            1998         1999
                                                            ----         ----

Compensation .......................................      $262,807    $1,367,120
Payroll tax withholding liability ..................          --         644,954
Accrued contract costs .............................       300,000          --
Employee relocation costs ..........................       100,000          --
Other ..............................................       123,236     1,145,155
                                                           -------     ---------
                                                          $786,043    $3,157,229
                                                          ========    ==========

     Accrued contract costs represent the remaining minimum payments due under a contract with a telecommunication vendor, which the Company terminated in December 1998.

8. Income Taxes

     Due to operating losses, the Company has no income tax liability for 1997, 1998 or 1999.

     Significant components of the Company's deferred tax assets and liabilities at December 31, 1998 and 1999 are as follows:

                                                          December 31,
                                                          ------------
                                                       1998          1999
                                                       ----          ----

Deferred tax assets:
Net operating loss carryforward ................... $2,977,041    $9,400,502
Allowance for doubtful accounts ...................     68,990       513,600
Amortization of non-cash employee compensation ....       --       1,085,658
Other .............................................    120,764       207,599
                                                    ----------    ----------

                                                     3,166,795    11,207,359
Less valuation allowance .......................... (3,108,838)  (10,870,050)
                                                   -----------  ------------

Deferred tax asset ................................     57,957       337,309
Deferred tax liabilities:
Fixed assets ......................................    (57,957)     (337,309)
                                                    ----------    ----------

Net deferred tax asset ............................ $     --      $     --
                                                        ======        ======

     A reconciliation setting forth the differences between the effective tax rate of the Company and the U.S. statutory rate is as follows:

                                                                            December 31,
                                              --------------------------------------------------------------------------
                                                  1997                          1998                          1999
                                                  ----                          ----                          ----
Statutory federal income
tax (benefit) at 34%...........        $(219,740)       34.0%       $(2,450,533)        34.0%        $(6,389,893)         34.0%
State income tax
(benefit), net of
federal benefit................          (38,389)        5.9           (404,338)         5.6          (1,116,352)          5.9
Nondeductible
expenses.......................            --            --              7,750         (0.1)             21,269          (0.1)
Other..........................            1,321        (0.2)            (4,909)         0.1              74,077          (0.4)
Increase in valuation
allowance......................          256,808       (39.7)         2,852,030        (39.6)          7,410,899         (39.4)
                                       ---------       -----        -----------        -----         -----------         -----

Total..........................       $    --            --         $    --              --         $      --              --
                                       ========       ========       ==========       ========        ===========       ========

     At December 31, 1999, the Company has a federal and state net operating loss ("NOL") carryforward of approximately $22.5 million. The federal NOL carryforwards expire from 2012 to 2019. The state NOL carryforwards expire from 2004 to 2006. The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code occurred, but believes that it is likely that such a change occurred during either 1998 or 1999. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before the change. The Company has not determined the amount of the potential limitation, but believes that all of the NOL will be available for use within the carryforward periods.

     The Company's existing deferred tax assets at December 31, 1997, 1998 and 1999 have been reduced by a valuation allowance of $256,808, $3,108,838, and $10,870,050, respectively, due to the uncertainty regarding the realization of such deferred tax assets. A portion of the deferred tax asset arising during 1999 relates to the exercise of non-qualified stock options by employees.

9. Debt

     The Company has a revolving credit agreement with a bank, which, through February 1, 2000, provided for maximum borrowings of $5 million, of which $4 million may be borrowed under an equipment line of credit for the purchase of certain capital equipment. Available borrowings under the revolving line were determined based on a formula including accounts receivable. Available borrowings under the equipment line were determined based on a formula including billable minutes. At December 31, 1999, the maximum available borrowings were $2.3 million, of which $1.7 million is outstanding.

     The Company is contractually required to make an annual payment based on the previous years' excess cash flow, as defined.

     The revolving line bore interest at the greater of (i) the bank's prime rate plus 0.5%, or (ii) the federal funds rate plus 1.5%. The equipment line bore interest at the greater of (i) the bank's prime rate plus 0.75%, or (ii) the federal funds rate plus 2.0%. The rate in effect at December 31, 1999 under the equipment line was 8.75%, representing the bank's prime rate plus 0.75%.

     On February 1, 2000, the credit agreement was amended and restated to increase the available borrowings to $10 million, which may be used either under the revolving line or the equipment line. The Company is permitted to make borrowings through February 1, 2001, with any amount outstanding under the equipment line to be converted to a term loan due three years from the final draw down. Each portion of the loan will bear interest at the greater of (i) the bank's prime rate, or (ii) the federal funds rate plus .5%.

     Borrowings under the credit agreement are collateralized by substantially all of the Company's assets and the Company was required to maintain a restricted cash balance of $200,000 through December 31, 1998. In addition, the Company is required to maintain compliance with certain financial covenants. As of December 31, 1999 the Company was in violation of one financial covenant and has obtained a letter from the bank waiving the violation at that date. The amended and restated agreement made such covenant less restrictive. As a result, the Company believes that it will maintain compliance with such covenant throughout 2000.

     The fair value of the Company's debt approximates its carrying value.

10. Commitments and Contingencies

     The Company leases an office facility under a non-cancelable operating lease which commenced June 15, 1998, has a term of five years and provides for minimal annual base rental payments of $656,000. The Company may, at its option, terminate the lease after 18 months or 36 months. The lease contains one five year renewal option at the then applicable fair market rental rate. In addition, the lease requires the Company to pay increases in real estate taxes and other operating costs of the properties above base year amounts. During 1998 and 1999, the Company also entered into capital lease agreements for furniture and equipment.

     Future minimum lease payments for noncancelable operating and capital leases having initial or remaining terms in excess of one year are as follows:

                                                         Operating     Capital
                                                         ---------     -------

2000 ...............................................    $1,070,000    $1,763,965
2001 ...............................................     1,043,000     1,507,211
2002 ...............................................     1,004,000       675,593
2003 ...............................................       819,000       157,752
2004 ...............................................       819,000        87,357
                                                                      ----------

                                                                       4,191,870
Less amounts representing interest .................                     422,384
                                                                      ----------

Present value of net minimum lease payments ........                  $3,769,494
                                                                      ==========

     Rental expense for all operating leases was approximately $15,000, $217,000, and $530,000 in 1997, 1998 and 1999, respectively.

     Legal Matters

     The Company is involved in certain claims and legal actions arising in the normal course of business. Management does not expect that the outcome of these cases will have a material effect on the Company's financial position or results of operations.

11. Capital Stock

     On August 25, 1999, the Company's Board of Directors approved a 2 for 1 stock split of its Common Stock which became effective on September 20, 1999. All Common Stock share amounts and preferred stock conversion ratios included in the financial statements reflect the stock split for all periods presented.

     On September 20, 1999, the Company's stockholders approved an increase in the authorized Common Stock to 67,500,000 shares which became effective on September 20, 1999.

     On July 21, 1997, the Company issued 6,000,000 shares of Common Stock to its founder and president for $30,000.

     On October 1, 1997, the Company issued 1,800,000 shares of Common Stock to an investor for $900, which was paid subsequent to December 31, 1997. On October 1, 1997, the Company issued ten warrants to purchase an aggregate of 1,200,000 shares of Common Stock at par value to an investor in exchange for a software credit in the amount of $1 million to be used within three years against the purchase of products from the investor. Each warrant became exercisable for each $100,000 of the software credit utilized by the Company. At December 31, 1998, $1 million of the software credit had been utilized by the Company for the purchase of software, and, accordingly, all warrants were exercisable. Also, on October 1, 1997, the Company sold to the same investor 278,000 shares of Series A Convertible Preferred Stock (the "Series A Stock"), and a warrant to purchase an additional 122,000 shares of Series A Stock (the "Preferred Warrant") with an exercise price of par value, for aggregate proceeds of $500,000.

     On April 27, 1998, in connection with the sale of the Series B Redeemable Convertible Preferred Stock, all of the outstanding shares of Series A Stock were converted into 556,000 shares of Common Stock and the Preferred Warrant was converted into a warrant to purchase 244,000 shares of Common Stock. Such warrants and the warrant to purchase 1,200,000 shares of common stock were exercisable at

                                     -F-14-
any time prior to the earlier of October 1, 2004 or the consummation of an initial public offering of the Company's common stock. All 1,444,000 warrants were exercised during 1999 for an aggregate exercise price of $722.

     On November 18, 1997, the Company issued a warrant to purchase up to 3,800,000 shares of Common Stock, with an exercise price of $1.32 per share, to a customer to whom the Company provided consulting services (see Note 1). The fair value of the warrant was determined to be de minimis on the date of grant. The warrant was not exercised, and, on April 6, 1998, was canceled.

     Series B Mandatorily Redeemable Convertible Preferred Stock

     On April 27, 1998, the Company issued 5,865,104 shares of Series B Mandatorily Redeemable Convertible Preferred Stock ("Series B Stock") to various investors at a purchase price of $1.705 per share, resulting in net proceeds of $9,852,000. In this private placement, 439,883 shares were sold to two officers of the Company and 668,622 shares were sold to the holders of the Series A Stock and the Preferred Warrant.

     Each share of Series B Stock was convertible into two shares of Common Stock, subject to anti-dilution provisions, as defined. The Series B Stock automatically converted into Common Stock upon the completion of the initial public offering of the Company's Common Stock discussed in Note 1, resulting in the issuance of an additional 11,730,208 shares of Common Stock.

     In connection with the Series B Stock private placement, the two officers of the Company who participated in the offering provided the Company with bridge financing of $750,000 which was converted into Series B Stock. In addition, the Company issued the two officers warrants to purchase an aggregate of 879,766 shares of Common Stock with an exercise price of $.8525 per share. The warrants are exercisable at any time prior to April 30, 2008. The fair value of these warrants was determined to be $90,000 at the date of the grant, which is included in 1998 interest expense.

     Series C Mandatorily Redeemable Convertible Preferred Stock

     On February 24, 1999, the Company issued 3,229,975 shares of Series C Mandatorily Redeemable Convertible Preferred Stock (the "Series C Stock") to various investors at a purchase price of $4.644 per share, resulting in net proceeds of $14,932,000. The Series C Stock had conversion and redemption features identical to the Series B Stock, and accordingly, also automatically converted into Common Stock upon the completion of the initial public offering of the Company's Common Stock discussed in Note 1, resulting in the issuance of an additional 6,459,950 shares of Common Stock.

     Also, on February 24, 1999 the Board of Directors increased the total authorized preferred stock from 10,000,000 shares to 15,000,000 shares.

     Registration Rights

   Certain of the common and preferred stockholders have registration rights under an agreement which, as amended on February 24, 1999, provides for the registration of Common Stock held by such stockholders, on or after one year from the completion of the initial public offering of the Company's Common Stock.

   Common Shares Reserved

   As of December 31, 1999, the Company had reserved shares of Common Stock for issuance as follows:

                                                                 Number of
                                                                  Shares
                                                                  ------

Exercise of common stock options ...........................    7,086,257
Exercise of common stock warrants ..........................      879,766
Employee stock purchase plan ...............................      500,000

Stock Option Plan

   On February 17, 1998, the Company adopted the 1998 Stock Incentive Plan (the "Plan"). The Plan, as amended, provides for the granting of awards to purchase up to 7,700,000 shares of common stock, subject to annual increases in the number of shares covered by the Plan. The Plan provides for award grants in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance units and performance shares.

   Under the terms of the Plan, a committee of the Company's Board of Directors may grant options to purchase shares of the Company's Common Stock to employees, directors and consultants of the Company at such prices as may be determined by the committee, principally equal to or greater than fair value at the date of grant. Options granted under the Plan generally vest over three years and expire after ten years.

   The Company's stock option activity is as follows:


                                          1997                    1998                  1999
                                          ----                    ----                  ----
                                                Weighted              Weighted               Weighted
                                                Average                Average                Average
                                     Number Of  Exercise  Number Of   Exercise   Number Of   Exercise
                                      Shares     Price      Shares      Price      Shares      Price
Options outstanding,
beginning of year..................      --          --   1,598,340     $ 0.05   2,641,250     $ 0.21
Options granted....................  1,598,340     $0.05  1,517,910       0.35   3,487,500       2.82
Options exercised..................      --          --       --           --     (613,743)     (0.44)
Options cancelled..................      --          --    (475,000)     (0.15)   (176,083)     (1.95)
                                     ---------  --------  ---------     ------   ---------     ------

Options outstanding,
end of year........................  1,598,340     $0.05  2,641,250     $ 0.21   5,338,924       1.83
                                     =========  ========  =========     ======   =========     ======

     The weighted-average fair value of options granted in 1997, 1998 and 1999 was $.015, $1.16 and $11.75, respectively.

     The following table summarizes information about fixed price stock options outstanding at December 31, 1999:

                                                       Outstanding                                     Exercisable
                                       ------------------------------------------      -----------------------------------------
                                               Weighted-            Weighted-                   Number             Weighted-
       Range of             Number              Average              Average                Exercisable at          Average
       Exercise               of               Remaining            Exercise                 December 31,           Exercise
        Prices              Shares         Contractual Life           Price                      1999                Price
---------------------   ---------------  ---------------------  -----------------        ---------------------  ----------------

   $0.01 - $ 0.08            833,332           7.7 years              $ 0.03                    449,998             $0.04
    0.26 -   0.43          1,141,592           8.1 years                0.34                    251,949              0.33
    0.63 -   0.81          1,801,250           8.5 years                0.65                      --                 --
    1.16 -   2.50            540,000           9.2 years                1.59                      --                 --
    4.00 -  12.00            949,500           9.5 years                4.69                      --                 --
   27.00 -  49.00             73,250           9.8 years               40.69                      --                 --
                           ---------                                                            -------

   $0.01 - $49.00          5,338,924                                  $ 1.85                    701,947             $0.14
                           =========                                  ======                    =======             =====

     Had the Company been accounting for its employee stock options under the fair value method of SFAS No. 123, there would not have been a material impact on the Company's net loss or basic and diluted net loss per share available to common stockholders during 1999, 1998 or 1997.

     During 1998 and 1999, prior to the IPO, the Company granted options to employees to purchase an aggregate of 1,517,910 and 3,319,750 shares, respectively, of common stock at exercise prices ranging from $.30 to $4.00. The exercise price of each of these option grants was below the fair value of the Company's common stock at the respective dates of grant, resulting in aggregate non-cash compensation of approximately $760,000 and $12.4 million in 1998 and 1999, respectively, which is being amortized to expense over the option vesting periods, generally three to seven years.

12. Stock Purchase Plan

     During 1999, the Company's Board of Directors adopted the ITXC Corp. Employee Stock Purchase Plan, intended to qualify under Section 423 of the Internal Revenue Code. The Purchase Plan enables eligible employees to purchase shares of the Company's Common Stock through payroll deductions, ranging from 1% to 10% of gross pay. The purchase price for Common Stock purchased under the Purchase Plan is 85% of the lesser of the fair market value of the shares on the first or last day of the offering period. The first offering period commenced on October 1, 1999. The Company has initially reserved 500,000 shares of common stock for issuance under the plan, subject to annual increases in the number of shares covered by the Purchase Plan.

13. Earnings (Loss) Per Share

     The Company computes net loss per share under the provisions of SFAS No. 128, "Earnings per Share" (SFAS 128), and SEC Staff Accounting Bulletin No. 98 (SAB 98).

     Under the provisions of SFAS 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of Common Stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Basic earnings per share is computed by dividing income or loss applicable to common stockholders by the weighted average number of shares of Common Stock outstanding during this period. The increase in the weighted average shares outstanding from 1998 to 1999 is largely attributable to the completion of the Company's IPO and conversion of preferred stock to Common Stock, which both occurred on October 1, 1999.

     Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. The diluted earnings per share amount equals basic earnings per share because the Company had a net loss and the impact of the assumed exercise of the stock options and warrants is not dilutive.

14. Geographic Data

     During 1999, the Company generated approximately 7% of its revenue from customers domiciled in countries other than the United States, primarily in Asia. For the period from inception to December 31, 1997 and the year ended December 31, 1998, substantially all of the Company's revenue was derived from domestic operations.

15. Unaudited Pro Forma Information

     The Company's historical capital structure prior to the completion of the IPO is not indicative of its ongoing structure due to the automatic conversion of all Series B and Series C Stock upon closing of the IPO on October 1, 1999.

     Accordingly, the unaudited pro forma net loss per share assumes the conversion of the Series B and Series C Stock to Common Stock as if it had been converted at the date of issuance, even though the result is antidilutive.

     The following table presents the calculation of basic and diluted net loss per share and pro forma net loss per share:

                                                                  December 31, 1998                    December 31, 1999
                                                                  -----------------                    -----------------

                                                                       Denominator                           Denominator
                                                                        (Weighted                             (Weighted
                                                          Numerator      Average       Per      Numerator      Average       Per
                                                          (Net Loss)     Shares)      Share    (Net Loss)      Shares)      Share
                                                         ------------  ------------  -------  -------------  ------------  -------

Basic and diluted net loss per common share............  $(7,221,668)    8,184,556    $(.88)  $(20,437,530)   15,885,883   $(1.29)
 Accretion of redemption value of mandatorily
 redeemable convertible preferred stock................       14,217         --         --         772,795         --        --
   Assumed conversion of shares of mandatorily
 redeemable convertible preferred stock into
 shares of common stock at issuance....................        --        7,970,114      --           --       12,639,736     --
                                                         -----------   -----------   ------   ------------   -----------   ------
Pro forma basic and diluted net loss per
 common share..........................................  $(7,207,451)   16,154,670    $(.45)  $(19,664,735)   28,525,619   $ (.69)
                                                         ===========   ===========   ======   ============   ===========   ======

16.  Subsequent Event

  On March 15, 2000, the Company completed a public offering of common stock at a price of $85 per share. The Company sold 2 million shares, generating net proceeds to the Company of approximately $161.3 million, while certain stockholders sold 2 million previously unregistered shares.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
Financial Disclosure
--------------------

   Not applicable.



                                    PART III

Item 10.  Directors of the Registrant
          ---------------------------

  The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2000 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 11.  Executive Compensation
          ----------------------

  The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2000 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

  The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2000 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

  The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2000 annual meeting of shareholders that is responsive to the information required with respect to this Item.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

  (a) The following financial statements and related report are set forth in
Item 8 of this Annual Report on Form 10-K (pages follow page 38 of this Annual Report):

                                                                           Page
                                                                           ----

Report of Independent Auditors............................................ F-1

Consolidated Balance Sheets as of December 31, 1998 and 1999.............. F-2

Consolidated Statements of Operations for the period from July 21, 1997
(date of inception) to December 31, 1997 and the years ended December
31, 1998 and 1999......................................................... F-3

Consolidated Statements of Stockholders' Equity for the period from July
21, 1997 (date of inception) to December 31, 1997 and the years ended
December 31, 1998 and 1999................................................ F-4

Consolidated Statements of Cash Flows for the period from July 21, 1997
(date of inception) to December 31, 1997 and the years ended December 31,
1998 and 1999............................................................. F-6

Notes to Consolidated Financial Statements................................ F-7

       (b) Financial statement schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

       (c) The following exhibits are incorporated by reference herein or annexed to this Annual Report:

3.1   Third Restated Certificate of Incorporation (1)
3.2   By-laws, as amended
4.1   Form of certificate representing shares of common stock (2)
10.1 Second Amended and Restated Employment Agreement between the Registrant and Tom Evslin (3)
10.2  Employment Agreement between the Registrant and John G. Musci (4)
10.3  1998 Stock Incentive Plan, as amended (4)
10.4  Employee Cash Incentive Plan, as amended (3)
10.5  Employee Stock Purchase Plan (5)
10.6 Joint Venture and Quotaholders Agreement, dated as of July 19, 1998, by and between TeleNova Comunicacoes Ltda. and ITXC Corp. (4)
10.7  First Amendment to Joint Venture and Quotaholders' Agreement, dated
      August 18, 1998, by and between TeleNova Comunicacoes Ltda. and ITXC Corp.
      (4)
10.8 Memorandum and Amendment to Joint Venture and Quotaholders' Agreement, dated as of May 31, 1999, by and among ITXC Corp., TeleNova Comunicacoes Ltda. and Telesisa Sistemas emTelecomunicacoes S.A. (4)
10.9 Lease Agreement, dated February 2, 1998 by and between the Registrant and Peregrine Investment Partners--I (4)
10.10 First Amendment to Lease dated April 16, 1999, by and between the Registrant and Peregrine Investment Partners--I (4)
10.11 Employment Agreement between the Registrant and Thomas Shoemaker (3)

10.12 Second Amendment to Lease, dated December 6, 1999, by and between the Registrant and Peregrine Investment Partners--I (3)
10.13 Amended and Restated Loan Agreement, dated February 7, 2000, between the Registrant and PNC Bank (3)
10.14 Joint Venture Exit Agreement by and among the Registrant, TeleNova Comunicacoes Ltda., TeleNova Overseas, Ltd., Telesisa Sistemas em Telecomunicacoes S.A., and ITXC Comunicacoes Ltda., dated February 7, 2000 (3)
21.1  Subsidiaries of the Registrant (3)
23.1  Consent of Ernst & Young LLP
24.1  Powers of Attorney
27.1  Financial Data Schedule
99.1  Risk Factors

     (1) Incorporated by reference to Exhibit 3.2 of the registrant's Form 10-Q for the quarter ended September 30, 1999.
     (2) Incorporated by reference to Exhibit 4.2 of the registrant's Registration Statement on Form S-1 (No. 333-80411).
     (3) Incorporated by reference to the similarly numbered Exhibit of the registrant's Registration Statement on Form S-1 (No. 333-96343).
     (4) Incorporated by reference to the similarly numbered Exhibit of the registrant's Registration Statement on Form S-1 (No. 333-80411).
     (5) Incorporated by reference to the similarly numbered Exhibit of the registrant's Form 10-Q for the quarter ended September 30, 1999.

  (b) Financial Statement Schedules: Not applicable.

  (c) During the quarter ended December 31, 1999, the Company did not file any Current Reports on Form 8-K.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of March, 2000.

                                     ITXC CORP.

                                     By: /s/ Edward B. Jordan
                                         --------------------
                                         Edward B. Jordan, Executive Vice
                                           President and Chief Financial
                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of March, 2000.

          Signature                         Title
          ---------                         -----

     /s/ Tom I. Evslin*
     ________________________        Chairman, President and Chief Executive
     Tom I. Evslin                   Officer

     /s/ John G. Musci*
     ________________________        Director
     John G. Musci

     /s/ Edward B. Jordan
     _________________________       Chief Financial and
     Edward B. Jordan                Accounting Officer and Director

     /s/ William P. Collatos*
     __________________________      Director
     William P. Collatos

     __________________________      Director
     Elon A. Ganor

     /s/ Frederick R. Wilson*
     __________________________      Director
     Frederick R. Wilson

*By: /s/ Edward B. Jordan
     _________________________
     Attorney-in-Fact

                                 EXHIBIT INDEX
3.1   Third Restated Certificate of Incorporation (1)
3.2   By-laws, as amended
4.1   Form of certificate representing shares of common stock (2)
10.1 Second Amended and Restated Employment Agreement between the Registrant and Tom Evslin (3)
10.2  Employment Agreement between the Registrant and John G. Musci (4)
10.3  1998 Stock Incentive Plan, as amended (4)
10.4  Employee Cash Incentive Plan, as amended (3)
10.5  Employee Stock Purchase Plan (5)
10.6 Joint Venture and Quotaholders Agreement, dated as of July 19, 1998, by and between TeleNova Comunicacoes Ltda. and ITXC Corp. (4)
10.7  First Amendment to Joint Venture and Quotaholders' Agreement, dated
      August 18, 1998, by and between TeleNova Comunicacoes Ltda. and ITXC Corp.
      (4)
10.8 Memorandum and Amendment to Joint Venture and Quotaholders' Agreement, dated as of May 31, 1999, by and among ITXC Corp., TeleNova Comunicacoes Ltda. and Telesisa Sistemas emTelecomunicacoes S.A. (4)
10.9 Lease Agreement, dated February 2, 1998 by and between the Registrant and Peregrine Investment Partners--I (4)
10.10 First Amendment to Lease dated April 16, 1999, by and between the Registrant and Peregrine Investment Partners--I (4)
10.11 Employment Agreement between the Registrant and Thomas Shoemaker (3)
10.12 Second Amendment to Lease, dated December 6, 1999, by and between the Registrant and Peregrine Investment Partners--I (3)
10.13 Amended and Restated Loan Agreement, dated February 7, 2000, between the Registrant and PNC Bank (3)
10.14 Joint Venture Exit Agreement by and among the Registrant, TeleNova Comunicacoes Ltda., TeleNova Overseas, Ltd., Telesisa Sistemas em Telecomunicacoes S.A., and ITXC Comunicacoes Ltda., dated February 7,
      2000 (3)
21.1  Subsidiaries of the Registrant (3)
23.1  Consent of Ernst & Young LLP
24.1  Powers of Attorney
27.1  Financial Data Schedule
99.1  Risk Factors

     (1) Incorporated by reference to Exhibit 3.2 of the registrant's Form 10-Q for the quarter ended September 30, 1999.
     (2) Incorporated by reference to Exhibit 4.2 of the registrant's Registration Statement on Form S-1 (No. 333-80411).
     (3) Incorporated by reference to the similarly numbered Exhibit of the registrant's Registration Statement on Form S-1 (No. 333-96343).
     (4) Incorporated by reference to the similarly numbered Exhibit of the registrant's Registration Statement on Form S-1 (No. 333-80411).
     (5) Incorporated by reference to the similarly numbered Exhibit of the registrant's Form 10-Q for the quarter ended September 30, 1999.