Form 10-Q
period 2000-03-31
ITXC CORP
filed 2000-05-15
CIK 1061895

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)

    [X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the quarterly period ended March 31, 2000 or

    [_]  Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from _____ to _____.

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  [X]           No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At April 30, 2000, there were 38,478,903 shares of Common Stock, par value $.001 per share, outstanding.

                                  ITXC CORP.

                                     INDEX


                                                                                                    Page
                                                                                                    ----
Part I.  Financial Information

Item 1.  Financial Statements


          Condensed Consolidated Balance Sheets as of December 31, 1999
          and March 31, 2000 (Unaudited)...........................................................    3

          Condensed Consolidated Statements of Operations for the Three
          Months Ended March 31, 1999 and 2000 (Unaudited).........................................    4

          Condensed Consolidated Statements of Cash Flows for the Three Months
          Ended March 31, 1999 and 2000 (Unaudited)................................................    5

          Notes to Condensed Consolidated Financial Statements (Unaudited).........................    6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations......................................................    9

Item 3.   Quantitative and Qualitative Disclosure About Market Risk................................   15

Part II. Other Information

Item 1.   Legal Proceedings........................................................................   15

Item 2.   Changes in Securities and Use of Proceeds................................................   15

Item 4.   Submission of Matters to a Vote of Security Holders......................................   16

Item 6.   Exhibits and Reports on Form 8-K.........................................................   17

Signatures.........................................................................................   18

                          ITXC CORP. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets

                                                          December 31,      March 31,
                                                             1999             2000
                                                                           (Unaudited)
---------------------------------------------------------------------------------------
Cash and cash equivalents                                $ 49,017,768      $195,036,383
Short term investments                                     25,378,297        27,273,495
Accounts receivable, net                                    5,738,804         7,006,301
Prepaid expenses and other current assets                   1,298,102         1,191,681
                                                         ------------      ------------
  Total current assets                                     81,432,971       230,507,860

Property and equipment, net                                15,411,656        20,658,912
Deposits and other assets                                      66,232           110,759
Long-term investment                                                -         7,924,000
Service contract rights, net of amortization                2,950,750         2,708,860
                                                         ------------      ------------
  Total assets                                           $ 99,861,609      $261,910,391
                                                         ============      ============


Accounts payable and accrued liabilities                 $ 13,560,456      $ 12,435,577
Customer deposits                                             442,240           585,462
Current portion of capital lease obligations                1,620,317         1,772,182
                                                         ------------      ------------
  Total current liabilities                                15,623,013        14,793,221

Equipment note payable                                      1,723,191         1,723,191
Capital lease obligation, less current portion              2,149,177         2,013,377

Preferred Stock                                                     -                 -
Common Stock                                                   35,816            38,433
Additional paid in capital                                118,089,750       295,691,613
Deferred employee compensation                            (10,240,858)       (9,185,345)
Accumulated deficit                                       (27,518,480)      (43,164,099)
                                                         ------------      ------------
  Total stockholders' equity                               80,366,228       243,380,602
                                                         ------------      ------------
Total liabilities and stockholders' equity               $ 99,861,609      $261,910,391
                                                         ============      ============

See accompanying notes.

                          ITXC CORP. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)


                                                                                   Three Months ended March 31,
                                                                                      1999              2000
                                                                                  ------------------------------
Telecommunications revenue                                                        $  2,429,413      $ 15,066,079
Consulting revenue                                                                     688,232                 -
                                                                                  ------------      ------------
  Total revenue                                                                      3,117,645        15,066,079
Data communications and telecommunications                                           2,528,184        13,653,406
Network operations                                                                     546,313         1,387,069
Selling, general and administrative                                                  2,558,130         5,932,116
Depreciation and amortization                                                          278,136         1,836,955
Non-cash employee compensation                                                         217,053         1,055,513
                                                                                  ------------      ------------
  Total costs and expenses                                                           6,127,816        23,865,059
Loss from operations                                                                (3,010,171)       (8,798,980)
Loss relating to  joint venture                                                              -        (8,195,000)
Interest income, net                                                                    41,490         1,348,361
                                                                                  ------------      ------------
Net loss                                                                          $ (2,968,681)     $(15,645,619)
                                                                                  ============      ============
Accretion of redemption value of mandatorily redeemable
    convertible preferred stock                                                       (113,446)                -
Net loss applicable to common stockholders                                        $ (3,082,127)     $(15,645,619)
                                                                                  ============      ============
Basic and diluted net loss per share applicable to common
    stockholders                                                                  $      (0.37)     $      (0.43)
                                                                                  ============      ============
Weighted average shares used in computation of basic and
    diluted net loss per share applicable to common stockholders                     8,381,000        36,587,424
Pro forma basic and diluted net loss per share                                    $      (0.12)     $      (0.43)
                                                                                  ============      ============
Weighted average shares used in computation of pro forma basic
    and diluted net loss per share                                                  24,067,410        36,587,424

See accompanying notes.

                          ITXC CORP. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                   Three Months ended March 31,
                                                                                     1999               2000
                                                                                ---------------------------------
Operating activities
Net loss                                                                         $(2,968,681)       $(15,645,619)
Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                                    278,136           1,836,955
    Provision for doubtful accounts                                                  312,294             496,715
    Loss relating to  joint venture                                                        -           8,195,000
    Amortization for non-cash deferred employee compensation                         217,053           1,055,513
    Amortization of original issue discounts                                               -            (622,475)
    Changes in operating assets and liabilities:
         Increase in accounts receivable                                            (580,658)         (1,764,213)
         (Increase) decrease in prepaid expenses and other assets                   (145,021)             61,897
         Increase (decrease) in accounts payable and accrued
          expenses                                                                 2,129,986          (1,124,879)
         Increase (decrease) in customer deposits and deferred
             revenue                                                                (628,818)            143,221
                                                                                 -----------        ------------
Net cash used in operating activities                                             (1,385,709)         (7,367,885)
Investing activities
Purchase of property and equipment                                                (1,507,209)         (6,360,594)
Purchase of service contract rights                                                        -              (8,110)
Purchase of available for sale securities                                                  -         (59,345,743)
Maturities of available for sale securities                                                -          58,073,019
                                                                                 -----------        ------------
Net cash used in investing activities                                             (1,507,209)         (7,641,428)
Financing activities
Proceeds from equipment line of credit                                               523,191                   -
Repayment of capital lease obligations                                               (23,859)           (457,552)
Issuance of convertible preferred stock                                           14,931,582                   -
Proceeds from issuance of second public offering                                           -         161,296,000
Proceeds from exercise of stock options                                                    -             189,480
                                                                                 -----------        ------------
Net cash provided by financing activities                                         15,430,914         161,027,928
                                                                                 -----------        ------------
Increase in cash                                                                  12,537,996         146,018,615
Cash and cash equivalents at beginning of period                                   3,971,237          49,017,768
                                                                                 -----------        ------------
Cash and cash equivalents at end of period                                       $16,509,233        $195,036,383
                                                                                 ===========        ============

See accompanying notes.

                          ITXC CORP. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

                                  (Unaudited)
                                  -----------


   1.   Basis of Presentation

   The March 31, 1999 and 2000 financial statements have been prepared by ITXC Corp. (the "Company" or "ITXC") and are unaudited. In the opinion of the Company's management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements and notes thereto presented herein pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes thereto presented herein should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999 and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.



   2.   Joint Venture

   In July 1998, the Company obtained a 49% interest in ITXC Comunicacoes Ltda ("ITXC Ltda"), a newly formed joint venture, in consideration of rights to certain technology, which provided exchange carrier long-distance services in certain countries in South America. The Company's ownership interest in ITXC Ltda. was accounted for under the equity method of accounting. No investment was recorded as no consideration was paid.

   The ITXC Ltda joint venture agreement, as amended, provided the Company a call option and provided TeleNova Communicacoes Ltda and its assignee (collectively, "TeleNova") a put option which required the Company to acquire TeleNova's interest in ITXC Ltda which option would be triggered upon the occurrence of certain events, at a price based either on a formula, as defined in the agreement, or an appraisal of ITXC Ltda's fair value.

   In February 2000, the Company recast this relationship. The Company issued 150,000 shares of its common stock to TeleNova and its affiliates in exchange for: (1) equity in a private affiliate of TeleNova; (2) termination of the puts and calls which previously could have required substantial cash or equity outlays by the Company; and (3) certain contractual commitments by the parties. As part of this transaction, the parties terminated the joint venture agreement and a license agreement that the Company previously furnished to the joint venture. During the three months ended March 31, 2000, the Company recorded a charge of $8.2 million, representing the difference between the value of the Company's 150,000 shares issued by the Company and the value of the equity received by the Company, valued as of the time of the transaction.

   3.  Public Offering

   On March 15, 2000, the Company completed a public offering of its common stock, selling 2 million shares at a price of $85.00 per share, generating net proceeds to the Company of approximately $161.3 million. In addition, certain stockholders sold 2 million previously unregistered shares.

   4.  Earnings Per Share

   The Company's historical capital structure prior to the completion of its initial public offering ("IPO") on October 1, 1999, is not indicative of its ongoing structure due to the automatic conversion of all shares of the Company's Series B and Series C Convertible Preferred Stock (the "Series B and Series C Stock") upon closing of the IPO on October 1, 1999.

   Accordingly, the unaudited pro forma net loss per share for the three months ended March 31, 1999 assumes the conversion of the Series B and Series C Stock to Common Stock as if it had been converted at the date of issuance, even though the result is antidilutive.

   The following table presents the calculation of basic and diluted net loss per share and pro forma net loss per share:

                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                           1999                                              2000
                                                           ----                                              ----

                                                          Denominator                                      Denominator
                                                          (Weighted                                        (Weighted
                                       Numerator          Average          Per          Numerator          Average           Per
                                      (Net Loss)          Shares)          Share        (Net Loss)         Shares)          Share
                                      ----------          -------          -----        ----------         -------          -----
Basic and diluted net
loss per common share                $(3,082,127)        8,381,000        $(0.37)      $(15,645,619)      36,587,424        $(0.43)
Accretion of redemption
value of mandatorily
redeemable convertible
preferred stock                          113,446                --            --                --                --            --
Assumed conversion of
shares of mandatorily
redeemable convertible
preferred stock into
shares of common stock
at issuance                                   --        15,686,410            --                --                --            --
                                     -----------       -----------        ------       ------------      -----------        ------
Pro forma basic and
diluted net loss per
common share.                        $(2,968,681)       24,067,410        $(0.12)      $(15,645,619)      36,587,424        $(0.43)
                                     ===========       ===========        ======       ============      ===========        ======

   5.   Capital Stock

   On May 3, 2000, the Company's stockholders approved an increase in the authorized Common Stock to 400,000,000 shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "10-K") and the Unaudited Condensed Consolidated Financial Statements and related Notes to the Unaudited Condensed Consolidated Financial Statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause such a difference are described in Exhibit 99.1 to the 10-K ("Exhibit 99.1"). Such factors may also cause substantial volatility in the market price of the Company's common stock.

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

     In April 1998, the Company launched its first service delivered over ITXC.net -- the Company's WWeXchange service. The Company's operations since that time have included:

     . increasing its voice traffic, from 2,746 minutes during April 1998 to approximately 122 million minutes carried thorough its WWeXchange service during the quarter ended March 31, 2000;

     . refining its monitoring and analysis software in order to achieve BestValue Routing;

     . expanding its affiliate network and increasing the global reach of ITXC.net;

     . increasing its employee headcount, from 29 employees on April 1, 1998 to 142 employees on March 31, 2000; and

     . developing and, during the quarter ended March 31, 2000, implementing its WebtalkNOW! Service, reaching nine million minutes of voice traffic during the first quarter of its operations.

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

     The Company has also received consulting revenue derived from a market trial agreement that it entered into with a third-party shortly after its inception in order to generate funds to sustain operations. Under that agreement, the Company earned a portion of the revenue ratably over the term of the agreement and the remainder of the revenue as it met specific milestones. The Company does not consider it likely that consulting revenue will continue beyond the year ended December 31, 1999.

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

   . Non-cash Employee Compensation Expenses. Non-cash employee compensation represents compensation expense incurred in connection with the grant of certain stock options to employees with exercise prices less than the fair value of the Company's Common Stock at the respective dates of grant. During 1999, but prior to the Company's initial public offering, the Company granted options to purchase 3,413,500 shares of common stock at exercise prices equal to or less than fair value, resulting in non-cash charges of approximately $12.4 million. Such charges will be expensed, generally over the next three to seven years, in connection with the underlying vesting periods of the options granted.

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

      Since the Company's inception in July 1997, it has experienced operating losses in each quarterly and annual period and negative cash flows from operations in each quarter since it commenced offering services over ITXC.net in April 1998. As of March 31, 2000, the Company had an accumulated deficit of $43.2 million. The profit potential of the Company's business is unproven, and the Company's limited operating history makes an evaluation of it and its prospects difficult. The Company may not achieve profitability or, if it achieves profitability, the Company might not sustain profitability.

Results of Operations - Comparison of the Three Months Ended March 31, 1999 and 2000

      Revenues

      Telecommunications revenues of $15.1 million during the quarter ended March 31, 2000 represented an increase of more than 383% from the quarter ended March 31, 1999. The Company carried 131 million minutes of traffic over ITXC.net, as compared with 11 million minutes during the 1999 period. Of the 131 million minutes, 122 million minutes were carried through the Company's WWeXchange service, which provides international call completion to the Company's customers and enables them to offer their own customers phone-to-phone global voice service. The remaining 9 million minutes were provided through the Company's recently initiated WebtalkNOW! Service, a PC-to-telephone service which allows Internet portals, Internet service providers and web sites to offer web-to-phone calling to their customers under their own brands. During the quarter ended March 31, 2000, the Company's average revenues per minute were
12.2 cents per minute for WWeXchange and 2 cents per minute for WebtalkNOW!.

      The Company recorded consulting revenues of $688,000 during the quarter ended March 31, 1999. As of June 30, 1999, the Company had satisfied all of the performance requirements under its market trial agreement and had received all consulting payments required by that agreement. Accordingly, the Company did not recognize any such revenues during the quarter ended March 31, 2000. The Company does not expect to earn significant consulting revenue in subsequent periods.

     Operating Expenses

     Data Communications and Telecommunications Expenses. During the three months ended March 31, 1999 and 2000, data communication expenses amounted to $2.5 million and $13.7 million, respectively, or 104% and 91% of telecommunications revenues, respectively. The increase in the dollar amount of such costs primarily reflected the increased traffic during 2000, as well as costs associated with establishing a new network hub in Jersey City, New Jersey and increasing capacity at the Company's other hubs in anticipation of future growth in traffic.

     Network Operations Expenses. Network operations expenses increased from $546,000 during the three months ended March 31, 1999 to $1.4 million during the three months ended March 31, 2000. Such expenses primarily reflected the cost of operating the Company's 24-hours-a-day, 7 days-a-week network operations center, as well as start-up costs associated with the Jersey City, New Jersey hub. Such costs represented 22% of telecommunications revenues during the three months ended March 31, 1999 and 9% of telecommunications revenues during the three months ended March 31, 2000.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased from $2.6 million during the three months ended March 31, 1999 to $5.9 million during the three months ended March 31, 2000. This increase was due primarily to the hiring of additional sales and marketing, development and administrative personnel, commissions paid on the Company's increased telecommunications revenue, expanded sales and marketing campaigns and increased facilities expenses associated with the Company's growth. Such increase reflected not only the expansion of the Company's core business, but also the development and deployment of the WebtalkNOW! Service.
As a percentage of revenues, SG&A expenses decreased from 82% to 39%, reflecting the leveraging of such expenses over the Company's significantly increased revenue base. As the Company's revenues continue to grow, the Company expects SG&A expenses to decrease as a percentage of revenues. Such expectation represents a forward-looking statement under the

Private Securities Litigation Reform Act of 1995. Actual results could differ from such expectation as a result of a number of factors, including the extent to which the Company incurs unanticipated expenses associated with revenue growth and other factors referred to in Exhibit 99.1.

     Depreciation and Amortization Expenses. Depreciation and amortization expenses increased from $278,000 during the three months ended March 31, 1999 to $1.8 million during the three months ended March 31, 2000. This increase reflects the expansion of the Company's network and hubs and the addition of new technologies deployed throughout the Company's network.

     Non-cash Employee Compensation Expenses. Non-cash employee compensation expense increased from $217,000 during the three months ended March 31, 1999 to $1.1 million during the three months ended March 31, 2000, representing amortization of deferred compensation incurred in connection with the grant of options at exercise prices less than fair value.

     Loss From Operations

     The Company incurred operating losses of $3.0 million and $8.8 million, respectively, during the three months ended March 31, 1999 and 2000, respectively. The Company anticipates that it will incur additional operating and net losses for the foreseeable future. The amount of these losses may exceed the amount of the losses that the Company has incurred in prior periods.

     Loss Relating to Joint Venture.

     During the quarter ended March 31, 2000, the Company incurred a one-time non-cash charge of $8.2 million relating to the modifications made in the Company's South America joint venture. See Note 2 of the Notes to the Company's Unaudited Condensed Consolidated Financial Statements.

     Interest Income, Net

     The Company's interest income, net principally represents income from cash and investments which, in turn, were derived from capital contributions made by the Company's investors. In addition to the capital invested near the inception of the Company's business, the Company raised (a) net proceeds of $9.9 million and $14.9 million from a group of investors in private transactions completed during April 1998 and February 1999, (b) net proceeds of $78.4 million from the Company's initial public offering completed on October 1, 1999 and (c) net proceeds of $161.3 million from the Company's follow-on offering completed on March 15, 2000. The interest generated from these capital contributions exceeded the interest that the Company paid on its line of credit by $41,000 and $1.3 million, respectively, during the three months ended March 31, 1999 and 2000, respectively.

Liquidity and Capital Resources

     Prior to the Company's initial public offering, the Company financed its operations primarily through the private placement of its capital stock and, to a lesser extent, through equipment financing, and for the period after June 30, 1999, through capital leases. Net proceeds from the Company's initial public offering, including proceeds resulting from the exercise by the underwriters of their over-allotment option, were $78.4 million. This capital was supplemented by net proceeds of $161.3 million raised upon consummation of the Company's March 2000 follow-on offering of common stock.

     Net cash provided by financing activities amounted to $161.0 million for the three months ended March 31, 2000 and was primarily attributable to net proceeds from the Company's follow-on offering.

     Net cash used in operating activities amounted to $7.4 million for the three months ended March 31, 2000. Cash used in operating activities was primarily the result of net operating losses, increased accounts receivable and decreased accounts payable and accrued liabilities, partially offset by the one-time charge of $8.2 million relating to the modification of the Company's joint venture arrangement in South America and deprecation and amortization.

      Net cash used in investing activities amounted to $7.6 million for the three months ended March 31, 2000. Cash used in investing activities was primarily related to the purchases of property and equipment and purchases of investments with the proceeds of the Company's public offerings.

      As of March 31, 2000, the Company's principal commitments consisted of obligations outstanding under operating and capital leases. At that date, future minimum payments for non-cancelable leases includes required payments of $2.3 million during 2000 and $8.3 million for years after 2000 under all leases. The Company anticipates a substantial increase in capital expenditures and lease commitments consistent with the anticipated growth in operations, infrastructure and personnel, including the deployment of additional network hubs and SNARCs
(a proprietary device which allows customers to access the Company's network directly from their premises, eliminating the costs of special traditional telephone connections dedicated to connecting with network hubs and improving the economics of the Company's services to them).

      The Company maintains a credit agreement that provides a committed line of credit from a financial institution in the aggregate amount of $10.0 million. The Company is permitted to use any portion of that commitment under a revolving line of credit for working capital or under an equipment sub-line for the purchase of certain capital equipment and related software. This credit agreement is collateralized by substantially all of the Company's assets. The Company is permitted to borrow under the credit agreement until February 2001. At that time, the Company must repay the outstanding working capital loans unless that revolving line is extended. Loans outstanding under the equipment sub-line are due and payable 36 months after the final draw under the equipment sub-line. Interest accrues at a floating rate per annum equal to the higher of the lender's published prime rate and the weighted average federal funds rate available to the Company's lender plus 0.5%. The credit agreement contains customary financial and other covenants and may be terminated by the lender 45 days after the occurrence of certain mergers, acquisitions and investments.

     The Company has also arranged for financing in the ordinary course for gateway equipment, switching equipment and general office equipment, from vendors such as Lucent and Cisco.

      The Company's capital requirements depend on numerous factors, including market acceptance of ITXC's services, the responses of its competitors, the resources allocated to ITXC.net and the development of future applications of the Company's technology, the Company's success in marketing and selling its services, and other factors. The Company has experienced substantial increases in its capital expenditures since its inception, consistent with growth in its operations and staffing, and anticipates that its capital expenditures will continue to increase in the future. Additionally, the Company will evaluate possible acquisitions of, or investments in, complementary businesses, technologies or services and plans to expand its sales and marketing programs. Any such possible acquisition may be material and may require the Company to incur a significant amount of debt or issue a significant number of equity securities. Further, any businesses that the Company acquires will likely have their own capital needs, which may be significant, which the Company would be called upon to satisfy independent of the acquisition price. The Company currently believes that its available cash and cash equivalents will be sufficient to meet its anticipated needs for working capital and capital expenditures for at least the next 12 months. This statement represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from the Company's expectations. The Company may need to raise additional funds in order to fund more rapid expansion, to develop new or enhance existing services, to respond to competitive pressures or to acquire or invest in complementary business, technologies or services. Additional funding may not be available on favorable terms or at all.



Item 3.   Quantitative and Qualitative Disclosure About Market Risk

          The Company had investments of $219.5 million as of March 31, 2000 in certain marketable securities, which primarily consist of short-term fixed income investments. Due to the short-term nature of the Company's investments, the Company believes that the effects of changes in interest rates are limited and would not have a material impact on the Company's financial condition or operating results.


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

Item 2.   Changes in Securities and Use of Proceeds

          Pursuant to the rules of the Securities and Exchange Commission, the Company has provided the following information with respect to its initial public offering (comparable disclosures are not required with respect to the Company's follow-on offering).

          The Company's initial public offering was effected pursuant to a registration statement on Form S-1 (No. 333-80411) declared effective by the SEC on September 27, 1999. The offering commenced on September 27, 1999 and terminated after all securities registered were sold. The managing underwriters of the initial public offering in the United States were Lehman Brothers, CIBC World Markets and First Analysis Securities Corporation and the managing underwriters of the initial public offering outside of the United States were Lehman Brothers International (Europe), CIBC World Markets International Limited and First Analysis Securities Corporation.

          The sole class of capital stock registered in the Company's public offering was the Company's Common Stock. The total amount of Common Stock registered was $93,437,500. In the initial public offering, a total of 7,187,500 shares were sold at an offering price of $12 per share, for total gross proceeds of $86,250,000. All of the shares were sold for the account of the Company.

          The expenses incurred by the Company (for underwriters' discounts and commissions, finders' fees, expenses paid to or for underwriters, other expenses and total expenses) during the period from September 27, 1999 through March 31, 2000 (the "Reporting Period") in connection with the initial public offering were (based on reasonable estimates) as follows:

 Underwriters' discounts and commissions.................  $6,037,500

 Finders' fees...........................................           0

Expenses paid to or for underwriters........................            0

Other expenses..............................................    1,812,500

Total expenses..............................................    7,850,000

None of such amounts represented direct or indirect payments to directors, officers or general partners of ITXC or their associates, to persons owning 10% percent or more of any class of equity securities of ITXC or to any affiliates of ITXC or direct or indirect payments to persons other than the underwriters and persons indicated in Part II of the Company's registration statement.

     The net offering proceeds to ITXC after deducting total expenses amounted to $78.4 million. The following table indicates (based on reasonable estimates) the manner in which such net proceeds have been allocated during the Reporting
Period:


  Construction of plant, building and facilities....................           0

  Purchase and installation of machinery and equipment..............           0

  Purchase of real estate...........................................           0

  Acquisition of other businesses...................................           0

  Repayment of indebtedness.........................................           0

  Working capital (including investments and capital expenditures).. $78,400,000

None of such amounts represented direct or indirect payments to directors, officers or general partners of ITXC or their associates, to persons owning 10% percent or more of any class of equity securities of ITXC or to any affiliates of ITXC or direct or indirect payments to other persons.

Item 4.  Submission of Matters to a Vote of Security Holders

      The Company conducted its annual meeting of stockholders on May 3, 2000. At that meeting, the stockholders elected Tom Evslin and Fred Wilson to the Board of Directors for three year terms (the terms of Edward Jordan, William Collatos, John Musci and Elon Ganor continued in accordance with the provisions of the Company's Third Restated Certificate of Incorporation), approved an amendment to the Company's Third Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock to 400 million shares and approved an amendment to the Company's Stock Incentive Plan to establish a limit on annual option and stock awards.

      The following table sets forth the number of shares voted for and against, the number of abstentions and the number of broker non-votes for each of the above-mentioned matters.

---------------------------------------------------------------------------------------------------
Matter                     For            Against          Abstentions        Broker Non-Votes
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
Election of Tom Evslin     34,454,292           65,663
---------------------------------------------------------------------------------------------------
Election of Fred Wilson    34,456,792           63,163
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------

---------------------------------------------------------------------------
Amendment of the Third Restated      26,220,299    8,297,100    2,556
Certificate of Incorporation
---------------------------------------------------------------------------

---------------------------------------------------------------------------
Amendment of the Stock Incentive     34,345,799    161,630      12,526
Plan
---------------------------------------------------------------------------


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

     3.1  Third Amended and Restated Certificate of Incorporation, as amended.

     3.2  Amended and Restated By-Laws

     10.1  Stock Incentive Plan, as amended

     27.1  Financial Data Schedule

     99.1 Risk Factors (incorporated by reference to Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31,
           1999)

     (b) There were no Current Reports on Form 8-K filed by the Registrant during the quarter ended March 31, 2000.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            ITXC CORP.

                            By: /s/ Edward B. Jordan
                                    ----------------
                                     Edward B. Jordan
                                    Executive Vice President,
                                    Chief Financial Officer and
                                    Chief Accounting Officer

Dated:  May 15, 2000

                                 EXHIBIT INDEX

     3.1   Third Amended and Restated Certificate of Incorporation, as amended.

     3.2   Amended and Restated By-Laws

     10.1  Stock Incentive Plan, as amended

     27.1  Financial Data Schedule

     99.1 Risk Factors (incorporated by reference to Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31,
           1999)