Form 10-Q
period 2000-06-30
ITXC CORP
filed 2000-08-11
CIK 1061895

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

    [X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the quarterly period ended June 30, 2000 or

    [ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from _____ to _____.

                       Commission File Number: 000-26739

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

 At July 31, 2000, there were 38,534,067 shares of Common Stock, par value $.001 per share, outstanding.

                                   ITXC CORP.

                                     INDEX

                                                                           Page
                                                                           ----

Part I.  Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of December 31, 1999
         and June 30, 2000 (Unaudited)....................................   3

         Condensed Consolidated Statements of Operations for the Three and Six
         Months Ended June 30, 1999 and 2000 (Unaudited)..................   4

         Condensed Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 1999 and 2000 (Unaudited).........................   6

         Notes to Condensed Consolidated Financial Statements (Unaudited).   7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................  11

Item 3.  Quantitative and Qualitative Disclosure About Market Risk........  17

Part II. Other Information

Item 1.  Legal Proceedings................................................  17

Item 2.  Changes in Securities and Use of Proceeds........................  18

Item 6.  Exhibits and Reports on Form 8-K.................................  19

Signatures................................................................  20

                          ITXC CORP. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets

                                                             December 31,            June 30,
                                                                1999                  2000
                                                                                   (Unaudited)
--------------------------------------------------------------------------------------------
Cash and cash equivalents                                    $ 49,017,768          $ 87,893,850
Short term investments                                         25,378,297           123,301,086
Accounts receivable, net                                        5,738,804            10,575,744
Prepaid expenses and other current assets                       1,298,102             2,403,218
                                                             ------------          ------------
  Total current assets                                         81,432,971           224,173,898

Property and equipment, net                                    15,411,656            24,773,316
Deposits and other assets                                          66,232                80,930
Long-term investment                                               -                  7,924,000
Service contract rights, net of amortization                    2,950,750             2,458,860
                                                             ------------          ------------
   Total assets                                              $ 99,861,609          $259,411,004
                                                             ============          ============


Accounts payable and accrued liabilities                     $ 13,560,456          $ 11,811,970
Customer deposits                                                 442,240               865,928
Current portion of capital lease obligations                    1,620,317             1,834,332
                                                             ------------          ------------
  Total current liabilities                                    15,623,013            14,512,230

Equipment note payable                                          1,723,191             1,723,191
Capital lease obligation, less current portion                  2,149,177             2,795,062

Commitments and contingencies

Preferred Stock                                                    -                     -
Common Stock                                                       35,816                38,532
Additional paid in capital                                    118,089,750           297,366,043
Deferred employee compensation                                (10,240,858)           (8,120,225)
Accumulated other comprehensive income                             -                     89,059
Accumulated deficit                                           (27,518,480)          (48,992,888)
                                                             ------------          ------------
  Total stockholders' equity                                   80,366,228           240,380,521

Total liabilities and stockholders' equity                   $ 99,861,609          $259,411,004
                                                             ============          ============



See accompanying notes.

                          ITXC CORP. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)



                                                                                   Three Months ended June 30,
                                                                                   1999                   2000
                                                                      ---------------------------------------------
Revenue:
Telecommunications revenue                                                       $ 4,335,015            $18,619,221
Consulting revenue                                                                   300,000                 -
                                                                                 -----------            -----------
  Total revenue                                                                    4,635,015             18,619,221
Costs and expenses:
Data communications and telecommunications                                         4,362,292             16,542,925
Network operations                                                                   736,425              1,035,868
Selling, general and administrative                                                3,116,518              6,533,983
Depreciation and amortization                                                        420,933              2,515,956
Non-cash employee compensation                                                       470,539              1,065,121
                                                                                 -----------            -----------
  Total costs and expenses                                                         9,106,707             27,693,853
Loss from operations                                                              (4,471,692)            (9,074,632)

Interest income, net                                                                 114,023              3,245,841
                                                                                 -----------            -----------
Net loss                                                                          (4,357,669)            (5,828,791)
Accretion of redemption value of mandatorily redeemable
    convertible preferred stock                                                     (329,674)                -
                                                                                 -----------            -----------
Net loss applicable to common stockholders                                       $(4,687,343)           $(5,828,791)
                                                                                 ===========            ===========
Basic and diluted net loss per share applicable to common
    Stockholders                                                                      $(0.53)                $(0.15)
                                                                                 ===========            ===========
Weighted average shares used in computation of basic and
    diluted net loss per share applicable to common stockholders                   8,846,941             38,503,812
Pro forma basic and diluted net loss per share                                        $(0.16)                $(0.15)
                                                                                 ===========            ===========
Weighted average shares used in computation of pro forma basic
    and diluted net loss per share                                                27,037,099             38,503,812



See accompanying notes.

                          ITXC CORP. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)



                                                                                    Six Months ended June 30,
                                                                                   1999                   2000
                                                                      ---------------------------------------------
Revenue:
Telecommunications revenue                                                       $ 6,764,428           $ 33,685,300
Consulting revenue                                                                   988,232                -
                                                                                 -----------           ------------
  Total revenue                                                                    7,752,660             33,685,300
Costs and expenses:
Data communications and telecommunications                                         6,890,476             30,196,332
Network operations                                                                 1,282,738              2,422,938
Selling, general and administrative                                                5,674,648             12,466,098
Depreciation and amortization                                                        699,069              4,352,911
Non-cash employee compensation                                                       687,592              2,120,633
                                                                                 -----------           ------------
  Total costs and expenses                                                        15,234,523             51,558,912
Loss from operations                                                              (7,481,863)           (17,873,612)
Loss relating to joint venture                                                         -                 (8,195,000)
Interest income, net                                                                 155,513              4,594,203
                                                                                 -----------           ------------
Net loss                                                                          (7,326,350)           (21,474,409)
Accretion of redemption value of mandatorily redeemable
    convertible preferred stock                                                     (443,120)                -
                                                                                 -----------           ------------
Net loss applicable to common stockholders                                       $(7,769,470)          $(21,474,409)
                                                                                 ===========           ============
Basic and diluted net loss per share applicable to common
    Stockholders                                                                      $(0.90)                $(0.57)
                                                                                 ===========           ============
Weighted average shares used in computation of basic and
    diluted net loss per share applicable to common stockholders                   8,602,658             37,545,618
Pro forma basic and diluted net loss per share                                        $(0.29)                $(0.57)
                                                                                 ===========           ============
Weighted average shares used in computation of pro forma basic
    and diluted net loss per share                                                24,840,634             37,545,618



See accompanying notes.

                          ITXC CORP. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                      Six Months ended June 30,
                                                                                     1999                    2000
                                                                      ----------------------------------------------
Operating activities
Net loss                                                                         $(7,326,350)          $ (21,474,409)
Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                                    699,070               4,352,911
    Provision for doubtful accounts                                                  719,528               1,437,854
    Loss relating to joint venture                                                      -                  8,195,000
    Amortization for non-cash deferred employee compensation                         687,592               2,120,633
    Amortization of original issue discounts on marketable securities                   -                 (1,359,686)
    Changes in operating assets and liabilities:
         Increase in accounts receivable                                          (2,660,207)             (6,274,794)
         Increase in prepaid expenses and other assets                              (346,242)             (1,119,814)
         Increase (decrease) in accounts payable and accrued                       3,576,832              (1,748,486)
          expenses
         Increase (decrease) in customer deposits and deferred
             revenue                                                                (769,240)                423,688
                                                                                 -----------           -------------
Net cash used in operating activities                                             (5,419,017)            (15,447,103)
Investing activities
Purchase of property and equipment                                                (3,938,447)            (11,404,667)
Purchase of service contract rights                                                    -                      (8,110)
Purchase of available for sale securities                                             (7,434)           (272,412,372)
Maturities of available for sale securities                                            -                 175,938,019
                                                                                 -----------           -------------
Net cash used in investing activities                                             (3,945,881)           (107,887,130)
Financing activities
Proceeds from equipment line of credit                                               523,191                  -
Repayment of capital lease obligations                                               (37,469)               (949,695)
Issuance of convertible preferred stock                                           14,931,584                  -
Proceeds from issuance of common stock in second public offering                       -                 161,296,000
Proceeds from short swing sale                                                         -                   1,208,777
Proceeds from exercise of stock options                                               50,813                 260,717
Proceeds from issuance of common stock related to employee stock purchase plan         -                     394,516
Deferred costs of initial public offering                                           (244,530)                  -
                                                                                 -----------           -------------
Net cash provided by financing activities                                         15,223,589             162,210,315
                                                                                 -----------           -------------
Increase in cash                                                                   5,858,691              38,876,082
Cash and cash equivalents at beginning of period                                   3,971,237              49,017,768
                                                                                 -----------           -------------
Cash and cash equivalents at end of period                                       $ 9,829,928           $  87,893,850
                                                                                 ===========           =============

See accompanying notes.

                          ITXC CORP. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          ----------------------------------------------------

                                  (Unaudited)
                                  -----------


   1.   Basis of Presentation

   The June 30, 1999 and 2000 financial statements have been prepared by ITXC Corp. (the "Company" or "ITXC") and are unaudited. In the opinion of the Company's management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements and notes thereto presented herein pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes thereto presented herein should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999 and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

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

   3.  Public Offering

   On March 15, 2000, the Company completed a public offering of its common stock, selling 2 million shares at a price of $85.00 per share, generating net proceeds to the Company of approximately $161.3 million. In addition, certain stockholders sold 2 million previously unregistered shares. Certain of these shares were sold by an executive officer of the Company within six months after his minor children had acquired shares of the Company's common stock. In accordance with SEC rules, the officer remitted $1.2 million to the Company in April 2000. Such amount is included in additional paid in capital.

   4.  Earnings Per Share

   The Company's historical capital structure prior to the completion of its initial public offering ("IPO") on October 1, 1999, is not indicative of its ongoing structure due to the automatic conversion of all shares of the Company's Series B and Series C Convertible Preferred Stock (the "Series B and Series C Stock") upon closing of the IPO on October 1, 1999.

   Accordingly, the unaudited pro forma net loss per share for the three and six months ended June 30, 1999 assumes the conversion of the Series B and Series C Stock to Common Stock as if it had been converted at the date of issuance, even though the result is antidilutive.

   The following table presents the calculation of basic and diluted net loss per share and pro forma net loss per share:



                                                                         Three Months Ended June 30,
                                                                         ---------------------------


                                                                   1999                                 2000
                                                    ---------------------------------   -----------------------------------

                                                                 Denominator                          Denominator
                                                                 (Weighted                            (Weighted
                                                    Numerator    Average       Per      Numerator     Average       Per
                                                   (Net Loss)    Shares)       Share    (Net Loss)    Shares)       Share
                                                   ----------    -----------   ------   -----------   -----------   ------
Basic and diluted net
loss per common share                              $(4,687,343)    8,846,941   $(0.53)  $(5,828,791)   38,503,812   $(0.15)
Accretion of redemption
value of mandatorily
Redeemable convertible
preferred stock                                        329,674         -          -           -             -         -
Assumed conversion of
shares of mandatorily
redeemable convertible
preferred stock into
shares of common stock
at issuance                                              -        18,190,158      -           -             -         -
                                                   -----------   -----------   ------   -----------   -----------   ------

Pro forma basic and
diluted net loss per
common share.                                      $(4,357,669)   27,037,099   $(0.16)  $(5,828,791)   38,503,812   $(0.15)
                                                   ===========   ===========   ======   ===========   ===========   ======


                                                                          Six Months Ended June 30,
                                                                          -------------------------

                                                                    1999                                   2000
                                                   ----------------------------------   ------------------------------------

                                                                 Denominator                            Denominator
                                                                 (Weighted                              (Weighted
                                                   Numerator     Average       Per      Numerator       Average       Per
                                                  (Net Loss)     Shares)       Share    (Net Loss)      Shares)       Share
                                                  ----------     -----------   ------   -------------   -----------   ------
Basic and diluted net
loss per common share                              $(7,769,470)    8,602,658   $(0.90)   ($21,474,409)   37,545,618   $(0.57)
Accretion of redemption
value of mandatorily
redeemable convertible
preferred stock                                        443,120         -          -              -            -          -
Assumed conversion of
shares of mandatorily
redeemable convertible
preferred stock into
shares of common stock
at issuance                                              -        16,237,976      -              -            -         -
                                                   -----------   -----------   ------   -------------   -----------   ------

Pro forma basic and
diluted net loss per
common share.                                      $(7,326,350)   24,840,634   $(0.29)  $ (21,474,409)   37,545,618   $(0.57)
                                                   ===========   ===========   ======   =============   ===========   ======



   5.   Capital Stock

   On May 3, 2000, the Company's stockholders approved an increase in the authorized Common Stock to 400,000,000 shares.

   6.   Subsequent Event

   On July 25, 2000, the Company entered into a definitive merger agreement with eFusion, Inc. ("eFusion"), a provider of voice-enabled applications to service providers, e-commerce companies, and call centers to acquire its outstanding common stock in exchange for 5,658,986 shares of the Company's common stock, plus additional shares to cover eFusion's cash on hand at the closing. The closing is expected to be completed before December 31, 2000, and is subject to regulatory approval, approvals by both companies' shareholders, and other customary closing conditions. The Company will account for this transaction under the purchase method of accounting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "10-K") and the Unaudited Condensed Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause such a difference are described in Exhibit 99.1 to the 10-K ("Exhibit 99.1"). Such factors may also cause substantial volatility in the market price of the Company's common stock.

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

     In April 1998, the Company launched its first service delivered over ITXC.net -- the Company's WWeXchange service. The Company's operations since that time have included:

 . increasing its voice traffic, from 2,746 minutes during April 1998 to approximately 157.2 million minutes carried thorough its WWeXchange service during the quarter ended June 30, 2000;

 .  refining its monitoring and analysis software in order to achieve BestValue
   Routing;

 .  expanding its affiliate network and increasing the global reach of ITXC.net;

 . increasing its employee headcount, from 29 employees on April 1, 1998 to 159 employees on June 30, 2000; and

 . developing and, during the quarter ended March 31, 2000, implementing its WebtalkNOW! Service, reaching 44.0 million minutes of voice traffic during the three months ended June 30, 2000.

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

     Since the Company's inception in July 1997, it has experienced operating losses in each quarterly and annual period and negative cash flows from operations in each quarter since it commenced offering services over ITXC.net in April 1998. As of June 30, 2000, the Company had an accumulated deficit of $49.0 million. The profit potential of the Company's business is unproven, and the Company's limited operating history makes an evaluation of it and its prospects difficult. The Company may not achieve profitability or, if it achieves profitability, the Company might not sustain profitability.

Results of Operations - Comparison of the Three and Six Months Ended June 30, 1999 and 2000

      Revenues

      Telecommunications revenues of $18.6 million during the quarter ended June 30, 2000 and $33.7 million during the six months ended June 30, 2000 represented increases of 330% and 398%, respectively, from the comparable periods in 1999. The Company carried 201 million minutes of traffic over ITXC.net in the second quarter of 2000 and 332 million minutes of traffic over ITXC.net in the first six months of 2000, as compared with 24.5 million minutes and 35.6 million minutes during the comparable 1999 periods. Of the 332 million minutes, 279 million minutes were carried through the Company's WWeXchange service, which provides international call completion to the Company's customers and enables them to offer their own customers phone-to-phone global voice service. The remaining 53 million minutes were provided through the Company's recently initiated WebtalkNOW! Service, a PC-to-telephone service which allows Internet portals, Internet service providers and web sites to offer web-to-phone calling to their customers under their own brands. During the quarter ended June 30, 2000, the Company's average revenues per minute were 11.2 cents per minute for WWeXchange and 2.1 cents per minute for WebtalkNOW!.

      The Company recorded consulting revenues of $300,000 during the quarter ended June 30, 1999 and $988,000 during the first six months of 1999. As of June 30, 1999, the Company had satisfied all of the performance requirements under its market trial agreement and had received all consulting payments required by that agreement. Accordingly, the Company did not recognize any such revenues the first six months of 2000. The Company does not expect to earn significant consulting revenue in subsequent periods.

     Operating Expenses

     Data Communications and Telecommunications Expenses. During the three months ended June 30, 1999 and 2000, data communication expenses amounted to $4.4 million and $16.5 million, respectively, or 100% and 89% of telecommunications revenues, respectively. During the six months ended June 30, 1999 and 2000, data communication expenses amounted to $6.9 million and $30.2 million, respectively, or 102% and 90% of telecommunications revenues, respectively. The increase in the dollar amount of such costs primarily reflected the increased traffic during 2000, as well as costs associated with establishing a new network hub in Jersey City, New Jersey during the first quarter of 2000, a new network hub in London during the second quarter of 2000, and establishing and increasing capacity at the Company's other hubs in anticipation of future growth in traffic.

     Network Operations Expenses. Network operations expenses increased from $736,000 during the three months ended June 30, 1999 to $1.0 million during the three months ended June 30, 2000 and from $1.3 million during the six months ended June 30, 1999 to $2.4 million during the six months ended June 30, 2000 . Such expenses primarily reflected the cost of operating the Company's 24-hours-a-day, 7 days-a-week network operations center, as well as start-up costs associated with the Jersey City, New Jersey and London hubs. Such costs represented 17% and 6% of telecommunications revenues during the three months ended June 30, 1999, and 2000, respectively, and, 19% and 7% of telecommunications revenues during the six months ended June 30, 1999 and 2000, respectively

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased from $3.1 million during the three months ended June 30, 1999 to $6.5 million during the three months ended June 30, 2000 and from $5.7 million during the six months ended June 30, 1999 to $12.5 million during the six months ended June 30, 2000. These increases were due primarily to the hiring of additional sales and marketing, development and administrative personnel, commissions paid on the Company's increased telecommunications revenue, expanded sales and marketing campaigns and increased facilities expenses associated with the Company's growth. Such increase reflected not only the expansion of the Company's core business, but also the development and deployment of the WebtalkNOW! Service. As a percentage of revenues, SG&A expenses decreased from 67% to 35% over the comparable three month periods and from 73% to 37% over the comparable six month periods, reflecting the leveraging of such expenses over the Company's significantly increased revenue base. As the Company's revenues continue to grow, the Company expects SG&A expenses to decrease as a percentage of revenues. Such expectation represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ from such expectation as a result of a number of factors, including the extent to which the Company incurs unanticipated expenses associated with revenue growth and other factors referred to in Exhibit 99.1.

     Depreciation and Amortization Expenses. Depreciation and amortization expenses increased from $0.4 million during the three months ended June 30, 1999 to $2.5 million during the three months ended June 30, 2000 and from $0.7 million during the six months ended June 30, 1999 to $4.4 million during the six months ended June 30, 2000. This increase reflects the expansion of the Company's network and hubs and the addition of new technologies deployed throughout the Company's network. In addition, amortization in the current year includes charges for the Company's acquisition of the contractual rights and software of OzEmail, which acquisition occurred during the fourth quarter of 1999.

     Non-cash Employee Compensation Expenses. Non-cash employee compensation expense increased from $0.5 million during the three months ended June 30, 1999 to $1.1 million during the three months ended June 30, 2000 and from $0.7 million during the six months ended June 30, 1999 to $2.1 million during the six months ended June 30, 2000, representing amortization of deferred compensation incurred in connection with the grant of options at exercise prices less than fair value.

     Loss From Operations

     The Company incurred operating losses of $4.5 million and $9.1 million, respectively, during the three months ended June 30, 1999 and 2000, respectively, and operating losses of $7.5 million and $17.9 million, respectively, during the six months ended June 30, 1999 and 2000, respectively. The Company anticipates that it will incur additional operating and net losses for the foreseeable future. The amount of these losses may exceed the amount of the losses that the Company has incurred in prior periods.

     Loss Relating to Joint Venture. During the quarter ended March 31, 2000, the Company incurred a one-time non-cash charge of $8.2 million relation to the modifications made in the Company's South America joint venture. See Note 2 of the Notes to the Company's Consolidated Financial Statements.

     Interest Income, Net

     The Company's interest income, net principally represents income from cash and investments which, in turn, were derived from capital contributions made by the Company's investors. In addition to the capital invested near the inception of its business, the Company raised (a) net proceeds of $9.9 million and $14.9 million from a group of investors in private transactions completed during April 1998 and February 1999, (b) net proceeds of $78.4 million from the Company's initial public offering completed on October 1, 1999 and (c) net proceeds of $161.3 million from the Company's follow-on offering completed on March 15, 2000. The interest generated from these capital contributions exceeded the interest that the Company paid on its line of credit by $0.1 million and $3.2 million, respectively, during the three months ended June 30, 1999 and 2000, respectively, and by $0.2 million and $4.6 million, respectively, during the six months ended June 30, 1999 and 2000, respectively.


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

     Net cash provided by financing activities amounted to $162.2 million for the six months ended June 30, 2000 and was primarily attributable to net proceeds from the Company's follow-on offering.

     Net cash used in operating activities amounted to $15.4 million for the six months ended June 30, 2000. Cash used in operating activities was primarily the result of net operating losses, increased accounts receivable and decreased accounts payable and accrued liabilities, partially offset by the one-time charge of $8.2 million relating to the modification of the Company's joint venture arrangement in South America and deprecation and amortization.

      Net cash used in investing activities amounted to $107.8 million for the six months ended June 30, 2000. Cash used in investing activities was primarily related to the purchases of property and equipment and purchases of investments with the proceeds of the Company's public offerings.

      As of June 30, 2000, the Company's principal commitments consisted of obligations outstanding under operating and capital leases. At that date, future minimum payments for non-cancelable leases includes required payments of $3.2 million during 2000 and $8.4 million for years after 2000 under all leases. The Company anticipates a substantial increase in capital expenditures and lease commitments consistent with the anticipated growth in operations, infrastructure and personnel, including the deployment of additional networks hubs and SNARCs (a proprietary device which allows customers to access the Company's network directly from their premises, eliminating the costs of special traditional telephone connections dedicated to connecting with network hubs and improving the economics of the Company's services to them). As the Company matures and improvements in technology impact the Company's equipment base, the Company expects that it will also be required to fund the replacement of obsolescent equipment.

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

      The Company's capital requirements depend on numerous factors, including market acceptance of ITXC's services, the responses of its competitors, the resources allocated to ITXC.net and the development of future applications of the Company's technology, the Company's success in marketing and selling its services, and other factors. The Company has experienced substantial increases in its capital expenditures since its inception, consistent with growth in its operations and staffing, and anticipates that its capital expenditures will continue to increase in the future. In addition to its pending acquisition of eFusion, Inc., the Company will evaluate possible acquisitions of, or investments in, complementary businesses, technologies or services and plan to expand its sales and marketing programs. Any such possible acquisition may be material and may require the Company to incur a significant amount of debt or issue a significant number of equity securities. Further, any businesses that the Company acquires will likely have their own capital needs, which may be significant, which the Company would be called upon to satisfy independent of the acquisition price. The Company currently believes that its available cash and cash equivalents will be sufficient to meet its anticipated needs for working capital and capital expenditures for at least the next 12 months. This statement represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from the Company's expectations. The Company may need to raise additional funds in order to fund more rapid expansion, to develop new or enhance existing services, to respond to competitive pressures or to acquire or invest in complementary business, technologies or services. Additional funding may not be available on favorable terms or at all.


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

      The Company had investments of $181.0 million as of June 30, 2000 in certain marketable securities, which primarily consist of short-term fixed income investments. Due to the short-term nature of the Company's investments, the Company believes that the effects of changes in interest rates are limited and would not have a material impact on the Company's financial condition or operating results.


                                    Part II

Item 1. Legal Proceedings

     From time to time, the Company is involved in various legal proceedings relating to claims arising in the ordinary course of business.

      On May 23, 2000, Connectel, LLC filed suit against the Company in the United States Federal District Court for the Eastern District of Pennsylvania. Connectel alleges in its complaint that the Company is infringing on the claims of a patent owned by Connectel by, acting alone or with others, assembling, offering to sell or selling "communications networks or switching systems" within the United States and for export worldwide without license from Connectel. The Company believes that the Connectel claims are without merit and intends to defend the lawsuit vigorously. However, should a judge issue an injunction against the Company, such action could have a material adverse effect on the Company's operations.

      The Company is not a party to any other legal proceeding, the adverse outcome of which is expected to have a material adverse effect on its financial condition, operating results or liquidity.

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

     The expenses incurred by the Company (for underwriters' discounts and commissions, finders' fees, expenses paid to or for underwriters, other expenses and total expenses) during the period from September 27, 1999 through June 30, 2000 (the "Reporting Period") in connection with the initial public offering were (based on reasonable estimates) as follows:

 Underwriters' discounts and commissions.................  $6,037,500

 Finders' fees...........................................           0

 Expenses paid to or for underwriters....................           0

 Other expenses..........................................   1,812,500

 Total expenses..........................................   7,850,000

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

     The net offering proceeds to ITXC after deducting total expenses amounted to $78.4 million. The following table indicates (based on reasonable estimates) the manner in which such net proceeds have been allocated during the Reporting
Period:

  Construction of plant, building and facilities.........  0

  Purchase and installation of machinery and  equipment..  0

  Purchase of real estate................................  0

  Acquisition of other businesses........................  0

  Repayment of indebtedness..............................  0


 Working capital (including investments and capital expenditures)...$78,400,000

None of such amounts represented direct or indirect payments to directors, officers or general partners of ITXC or their associates, to persons owning 10% percent or more of any class of equity securities of ITXC or to any affiliates of ITXC or direct or indirect payments to other persons.


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

     27.1  Financial Data Schedule

     99.1 Risk Factors (incorporated by reference to Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31,
           1999)

     (b) There were no Current Reports on Form 8-K filed by the Registrant during the quarter ended June 30, 2000.

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

Dated:  August 11, 2000

                                 EXHIBIT INDEX

     27.1  Financial Data Schedule

     99.1 Risk Factors (incorporated by reference to Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31,
           1999)