Form 10-Q
period 2000-09-30
ITXC CORP
filed 2000-11-14
CIK 1061895

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

 [X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities
  Exchange Act of 1934 for the quarterly period ended September 30, 2000 or

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

                                 (609) 750-3300
              (Registrant's telephone number, including area code)

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

At October 31, 2000, there were 43,927,894 shares of Common Stock, par value $.001 per share, outstanding.

                                   ITXC CORP.

                                      INDEX


                                                                           Page
                                                                           ----

Part I.  Financial Information

Item 1.  Financial Statements


   Condensed Consolidated Balance Sheets as of December 31, 1999
   and September 30, 2000 (Unaudited).....................................   3

   Condensed Consolidated Statements of Operations for the Three
     and Nine Months Ended September 30, 1999 and 2000
      (Unaudited).........................................................   4

   Condensed Consolidated Statements of Cash Flows for the
     Nine Months Ended September 30, 1999 and 2000
      (Unaudited).........................................................   6

   Notes to Condensed Consolidated Financial Statements (Unaudited).......   7

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations....................................  10

Item 3.  Quantitative and Qualitative Disclosure About Market Risk........  18

Part II. Other Information

Item 1.  Legal Proceedings................................................  19

Item 2.  Changes in Securities and Use of Proceeds........................  19

Item 6.  Exhibits and Reports on Form 8-K.................................  20

Signatures................................................................  21

                           ITXC CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets



                                                  December 31,    September 30,
                                                     1999             2000
                                                                   (Unaudited)
-------------------------------------------------------------------------------

Cash and cash equivalents                         $ 49,017,768    $ 38,881,385
Short term investments                              25,378,297     160,984,154
Accounts receivable, net                             5,738,804      14,195,319
Prepaid expenses and other current assets            1,298,102       2,511,488
                                                  ------------    ------------
  Total current assets                              81,432,971     216,572,346

Property and equipment, net                         15,411,656      33,187,418
Deposits and other assets                               66,232         788,358
Long-term investment                                         -       7,924,000
Service contract rights, net of amortization         2,950,750       2,209,969
                                                  ------------    ------------
   Total assets                                   $ 99,861,609    $260,682,091
                                                  ============    ============


Accounts payable and accrued liabilities          $ 13,560,456    $ 16,842,799
Customer deposits                                      442,240         936,478
Current portion of capital lease obligations         1,620,317       2,946,730
                                                  ------------    ------------
  Total current liabilities                         15,623,013      20,726,007

Equipment note payable                               1,723,191       1,723,191
Capital lease obligation, less current portion       2,149,177       2,510,787

Commitments and contingencies

Preferred Stock                                              -               -
Common Stock                                            35,816          38,600
Additional paid in capital                         118,089,750     297,383,680
Deferred employee compensation                     (10,240,858)     (6,884,045)
Accumulated other comprehensive income                       -         409,724
Accumulated deficit                                (27,518,480)    (55,225,853)
                                                  ------------    ------------
  Total stockholders' equity                        80,366,228     235,722,106

Total liabilities and stockholders' equity        $ 99,861,609    $260,682,091
                                                  ============    ============


See accompanying notes.

                           ITXC CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                             Three Months ended September 30,
                                                                     1999          2000
                                                            ---------------------------------

Telecommunications revenue                                        $ 6,549,249   $23,504,908

Costs and expenses:
Data communications and telecommunications                          6,241,632    20,687,818
Network operations                                                    881,831     1,312,975
Selling, general and administrative                                 4,031,428     6,895,519
Depreciation and amortization                                         654,551     3,294,365
Non-cash employee compensation                                      1,066,373       903,564
                                                                  -----------   -----------
 Total costs and expenses                                          12,875,815    33,094,241
Loss from operations                                               (6,326,566)   (9,589,333)
Interest income, net                                                   37,319     3,356,371
                                                                  -----------   -----------
Net loss                                                           (6,289,247)   (6,232,962)
Accretion of redemption value of mandatorily redeemable
  convertible preferred stock                                        (329,675)            -
                                                                  -----------   -----------
Net loss applicable to common stockholders                        $(6,618,922)  $(6,232,962)
                                                                  ===========   ===========
Basic and diluted net loss per share applicable to common
  stockholders                                                         $(0.64)       $(0.16)
                                                                  ===========   ===========
Weighted average shares used in computation of basic and
  diluted net loss per share applicable to common stockholders     10,338,369    38,572,410
Pro forma basic and diluted net loss per share                         $(0.22)       $(0.16)
                                                                  ===========   ===========
Weighted average shares used in computation of pro forma basic     28,528,527    38,572,410
  and diluted net loss per share


See accompanying notes.

                          ITXC CORP. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)



                                                                Nine Months ended September 30,
                                                                      1999           2000
                                                                -------------------------------

Revenue:
Telecommunications revenue                                        $ 13,313,678     $57,190,208
Consulting revenue                                                     988,232               -
                                                                  ------------    ------------
 Total revenue                                                      14,301,910      57,190,208
Costs and expenses:
Data communications and telecommunications                          13,132,108      50,884,150
Network operations                                                   2,164,569       3,735,913
Selling, general and administrative                                  9,706,076      19,361,617
Depreciation and amortization                                        1,353,621       7,647,276
Non-cash employee compensation                                       1,753,965       3,024,197
                                                                  ------------    ------------
 Total costs and expenses                                           28,110,339      84,653,153
Loss from operations                                               (13,808,429)    (27,462,945)
Loss relating to joint venture                                               -      (8,195,000)
Interest income, net                                                   192,832       7,950,573
                                                                  ------------    ------------
Net loss                                                           (13,615,597)    (27,707,372)
Accretion of redemption value of mandatorily redeemable
 convertible preferred stock                                          (772,796)              -
                                                                  ------------    ------------
Net loss applicable to common stockholders                        $(14,388,393)   $(27,707,372)
                                                                  ============    ============
Basic and diluted net loss per share applicable to common
 stockholders                                                           $(1.56)         $(0.73)
                                                                  ============    ============
Weighted average shares used in computation of basic and
 diluted net loss per share applicable to common stockholders        9,194,259      37,890,380
Pro forma basic and diluted net loss per share                          $(0.52)         $(0.73)
                                                                  ============    ============
Weighted average shares used in computation of pro forma basic
 and diluted net loss per share                                     26,082,962      37,890,380



See accompanying notes.

                           ITXC CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                           Nine Months ended September 30,
                                                                               1999             2000
                                                                        ------------------------------------

Operating activities
Net loss                                                                    $(13,615,597)  $ (27,707,372)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation and amortization                                                 1,353,621       7,647,276
 Provision for doubtful accounts                                               1,649,459       2,449,134
 Loss relating to joint venture                                                        -       8,195,000
 Amortization for non-cash deferred employee compensation                      1,753,965       3,024,197
 Amortization of original issue discounts on marketable securities                            (2,031,835)
 Changes in operating assets and liabilities:
  Increase in accounts receivable                                             (5,037,429)    (10,905,649)
  Increase in prepaid expenses and other assets                                 (501,561)     (1,243,752)
  Increase in accounts payable and accrued
  expenses                                                                     4,792,326       3,282,303
  Increase (decrease) in customer deposits and deferred
   revenue                                                                      (612,231)        494,238
                                                                            ------------   -------------
Net cash used in operating activities                                        (10,217,447)    (16,796,460)

Investing activities
Purchase of property and equipment                                            (4,580,649)    (21,695,755)
Purchase of service contract rights                                                    -          (9,219)
Deferred acquisition costs                                                             -        (691,759)
Purchase of available for sale securities                                         (7,434)   (357,934,974)
Maturities of available for sale securities                                            -     224,770,364
                                                                            ------------   -------------
Net cash used in investing activities                                         (4,588,083)   (155,561,343)

Financing activities
Proceeds from equipment line of credit                                           523,191
Repayment of capital lease obligations                                          (171,274)     (1,288,911)
Issuance of convertible preferred stock                                       14,931,584
Proceeds from issuance of common stock in public offerings                       207,364     161,282,681
Proceeds from short swing sale                                                                 1,208,777
Proceeds from exercise of stock options                                                          363,975
Proceeds from issuance of common stock related to employee stock purchase plan                   654,898
Deferred costs of initial public offering                                       (669,194)
                                                                            ------------
Net cash provided by financing activities                                     14,821,671     162,221,420
                                                                            ------------   -------------
Increase (decrease) in cash                                                       16,141     (10,136,383)
Cash and cash equivalents at beginning of period                               3,971,237      49,017,768
                                                                            ------------   -------------
Cash and cash equivalents at end of period                                  $  3,987,378   $  38,881,385
                                                                            ============   =============



See accompanying notes.

                           ITXC CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                   (Unaudited)
                                   -----------


1.  Basis of Presentation

The September 30, 1999 and 2000 financial statements have been prepared by ITXC Corp. (the "Company" or "ITXC") and are unaudited. In the opinion of the Company's management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements and notes thereto presented herein pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes thereto presented herein should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999 and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

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

The ITXC Ltda joint venture agreement, as amended, provided the Company a call option and provided TeleNova Communicacoes Ltda and its assignee (collectively, "TeleNova") a put option which required the Company to acquire TeleNova's interest in ITXC Ltda, which options would be triggered upon the occurrence of certain events, at a price based either on a formula, as defined in the agreement, or an appraisal of ITXC Ltda's fair value.

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

4.  Earnings Per Share

The Company's historical capital structure prior to the completion of its initial public offering ("IPO") on October 1, 1999, is not indicative of its ongoing structure due to the automatic conversion of all shares of the Company's Series B and Series C Convertible Preferred Stock (the "Series B and Series C Stock") upon closing of the IPO on October 1, 1999. Accordingly, the unaudited pro forma net loss per share for the three and nine months ended September 30, 1999 assumes the conversion of the Series B and Series C Stock to Common Stock as if it had been converted at the date of issuance, even though the result is antidilutive.

The following table presents the calculation of basic and diluted net loss per share and pro forma net loss per share:





                                  Three Months Ended September 30,
                                  --------------------------------

                                           1999                                  2000
                                           ----                                  ----

                                                 Denominator                          Denominator
                                                 (Weighted                            (Weighted
                                   Numerator     Average       Per      Numerator     Average       Per
                                   (Net Loss)    Shares)       Share    (Net Loss)    Shares)       Share
Basic and diluted net
loss per common share             $(6,618,922)   10,338,369   $(0.64)  $(6,232,962)   38,572,410   $(0.16)
Accretion of redemption
value of mandatorily
Redeemable convertible
preferred stock                       329,675             -        -             -             -        -
Assumed conversion of
shares of mandatorily
redeemable convertible
preferred stock into
shares of common stock
at issuance                                 -    18,190,158        -             -             -        -
                                  -----------   -----------   ------   -----------   -----------   ------

Pro forma basic and
diluted net loss per
common share.                     $(6,289,247)   28,528,527   $(0.22)  $(6,232,962)   38,572,410   $(0.16)
                                  ===========   ===========   ======   ===========   ===========   ======

                             Nine Months Ended September 30,
                             -------------------------------

                                            1999                                2000
                                            ----                                ----

                                           Denominator                          Denominator
                                           (Weighted                            (Weighted
                              Numerator     Average       Per        Numerator   Average     Per
                              (Net Loss)    Shares)       Share      (Net Loss)  Shares)     Share
                              -----------   -----------   ---------  ---------   -------     -----

Basic and diluted net
loss per common share         $(14,388,393)   9,194,259  $(1.56)   ($27,707,372)  37,890,380  $(0.73)
Accretion of redemption
value of mandatorily
redeemable convertible
preferred stock                    772,796            -       -               -            -       -
Assumed conversion of
shares of mandatorily
redeemable convertible
preferred stock into
shares of common stock
At issuance                              -   16,888,703       -               -            -       -
                              ------------   ----------  ------   -------------   ----------  ------

Pro forma basic and
diluted net loss per
common share.                 $(13,615,597)  26,082,962  $(0.52)  $ (27,707,372)  37,890,380  $(0.73)
                              ============   ==========  ======   =============   ==========  ======




5.  Capital Stock

On May 3, 2000, the Company's stockholders approved an increase in the authorized Common Stock to 400,000,000 shares.

6.  Subsequent Event

On October 12 2000, the Company consummated its acquisition of eFusion, Inc. ("eFusion"), a provider of voice-enabled applications to service providers, e-commerce companies and call centers. Approximately 5.3 million shares of ITXC common stock were issued upon consummation of the merger, subject to a post-closing accounting adjustment. Approximately 0.6 million shares of ITXC common stock are subject to stock options granted upon consummation of the merger in exchange for eFusion options outstanding at the time of the merger. The Company will account for this transaction under the purchase method of accounting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "10-K") and the Unaudited Condensed Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

ITXC has included in this Quarterly Report certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning ITXC's business, operations and financial condition. "Forward-looking statements" consist of all non-historical information, including the references in this Quarterly Report to (a) future EBITDA, cash flow and EPS performance, (b) the time schedule for the attainment of profitable operations,
(c) comparative margins, (d) goodwill and intangible amortization and write-offs of in-process development and (e) capital needs. In addition, the words "could", "expects", "anticipates", objective", "plan", "may affect", "may depend", "believes", "estimates", "projects" and similar words and phrases are also intended to identify such forward-looking statements.

Actual results could differ materially from those projected in the Company's forward-looking statements due to numerous known and unknown risks and uncertainties, including, among other things, unanticipated technological difficulties, the volatile and competitive environment for Internet telephony, changes in domestic and foreign economic, market and regulatory conditions, the inherent uncertainty of financial estimates and projections, the difficulties of integrating businesses which were previously operated as stand-alone units and other considerations described as "Risk Factors" in Exhibit 99.1 to the 10-K ("Exhibit 99.1") and in other filings by the Company with the SEC. Such factors may also cause substantial volatility in the market price of the Company's common stock. All such forward-looking statements are current only as of the date on which such statements were made. ITXC does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

Overview

The Company is a leading global provider of Internet-based voice and fax services. From the Company's inception in July 1997 through April 1998, its operating activities were focused primarily on:

     - developing monitoring and analysis software (the Company's BestValue Routing software) to enable the Company to efficiently and cost effectively route voice over the Internet;

     - developing relationships with affiliates throughout the world to increase the global reach of ITXC.net, the Company's network;

     - developing additional business strategies to supplement the Company's affiliate network; and

     -  hiring the Company's initial employee group.

In April 1998, the Company launched its first service delivered over ITXC.net -- the Company's WWeXchange service. The Company's operations since that time have included:

     - increasing its voice traffic, from 2,746 minutes during April 1998 to approximately 218 million minutes carried through its WWeXchange service during the quarter ended September 30, 2000;

     - refining its monitoring and analysis software in order to achieve BestValue Routing;

     - expanding its affiliate network and increasing the global reach of ITXC.net;

     - increasing its employee headcount, from 29 employees on April 1, 1998 to 178 employees on September 30, 2000 (excluding eFusion); and

     - developing and, during the quarter ended March 31, 2000, implementing its WebtalkNOW! Service, reaching 52.0 million minutes of voice traffic during the three months ended September 30, 2000.

The Company's primary sources of revenue have been the fees that it receives from customers for terminating calls that they have originated on the Internet. To date, the Company's revenue for terminating calls over ITXC.net has depended primarily upon the following factors:

     - the volume of voice traffic carried over ITXC.net, which is measured in terms of minutes of voice traffic;

     - the mix of voice traffic carried over ITXC.net, which reflects the fact that calls made over certain routes will generate greater revenues than calls of a similar duration made over other routes; and

     - pricing pressures resulting from competitive conditions in the Company's markets.

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

  Selling, General and Administrative Expenses. ITXC's selling, general and administrative expenses have consisted primarily of the following:

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

     Non-cash Employee Compensation Expense. Non-cash employee compensation represents compensation expense incurred in connection with the grant of certain stock options to employees with exercise prices less than the fair value of the Company's common stock at the respective dares of grant. During 1999, but prior to the Company's initial public offering, the Company granted options to purchase 3,413,500 shares of common stock at exercise prices equal to or less than fair value, resulting in non-cash charges of approximately $12.4 million. Such charges will be expensed, generally over the next three to seven years, in connection with the underlying vesting periods of the options granted.

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

Since the Company's inception in July 1997, it has experienced operating losses in each quarterly and annual period and negative cash flows from operations in each quarter since it commenced offering services over ITXC.net in April 1998. As of September 30, 2000, the Company had an accumulated deficit of $55.2 million. The profit potential of the Company's business is unproven, and the Company's limited operating history makes an evaluation of it and its prospects difficult. The Company may not achieve profitability or, if it achieves profitability, the Company might not sustain profitability.

The Company's eFusion acquisition accelerates ITXC's deployment of new voice-enabled Web services on ITXC.net, including Push to Talk Service and Internet call waiting. Push to Talk Service is used by merchants and e-tailers to turn Web site browsers into buyers and to increase the yield from targeted e-mailings. Push to Talk technology allows PC users to push a button on a Web site or e-mail and be in immediate contact with a human in a call center either through a traditional phone or through the PC itself. Internet call waiting is resold by carriers and ISPs to allow their end users to use a single line for both Internet access and receiving incoming phone calls at the same time.

Outlook

Analysts have forecast that the Company will be EBITDA positive in the fourth quarter of 2001. The Company believes that ITXC is, as of the date of this report, thus far on track for this goal, excluding the impact of amortization of goodwill and intangibles and the write-off of in-process development resulting from ITXC's acquisitions. The Company does not expect that the eFusion acquisition will delay the Company in meeting this EBITDA milestone, but notes that goodwill and intangible amortization and the write-off of in-process development resulting from ITXC's acquisitions is not included in the operational forecasts. The Company estimates that goodwill and intangible amortization and the write-off of in-process development resulting from ITXC's acquisitions completed to date, will range from $145 million to $165 million in the aggregate and expects approximately $25 million to $35 million of such expenses in the fourth quarter of 2000 and approximately $35 million to $45 million being amortized over each of the next three years. In order to properly allocate the purchase price of the eFusion transaction, the Company has engaged an outside consultant to value the assets acquired by the Company in that transaction. This valuation process has not yet been completed; accordingly, the Company's amortization estimates are subject to change.

The Company cautions that these results cannot be assured and are subject to all of the risks spelled out elsewhere in this Quarterly Report and in various public filings by the Company, including its most recent Annual Report on Form 10-K.

Even if all planned capital spending were financed with cash (which does not appear necessary given the level of vendor-financing presently available), the Company believes that it would be able to execute its business plan for more than a year past its anticipated break even quarter without needing to raise additional capital. In making this assessment, the Company has taken into account its historical usage of cash, including the working capital needs of eFusion. Of course, both before and after break even is reached, the Company may require new capital for new opportunities.

The Company's business model contemplates that it will continually explore new opportunities. The deployment of capital for new business opportunities and the timing of such deployment are difficult to predict.

With respect to eFusion, through the end of 1999, eFusion sold a wide range of information processing applications that bridged the telephone network and the Internet. eFusion's bundled hardware and software, which was located on the customer's premises, was sold to carriers, network service providers, Internet service providers and e-commerce call centers. In late 1999, eFusion changed its business and launched an application service provider business model, under which it began to sell a set of market-ready online voice services for e-commerce companies and Internet service providers. The shift away from providing bundled hardware and software located on the customer's premises was made by eFusion in response to market demand for applications and services on a subscription or pay-per-use basis. The new application service provider business model provides enhanced Internet telephony services to e-commerce companies and Internet service providers without requiring large up-front investments in hardware and software. In addition, it eliminates many of the difficulties associated with the implementation of online communications services, such as network integration, systems implementation and the need for information technology personnel. ITXC anticipates that as execution improves on this new business model and as eFusion's new services are deployed on ITXC.net, these new services will command better margins than ITXC's basic phone-to-phone or PC-to-phone service, although no assurances can be given in this regard.


Results of Operations - Comparison of the Three and Nine Months Ended September 30, 1999 and 2000

     Revenues

Telecommunications revenues of $23.5 million during the quarter ended September 30, 2000 and $57.2 million during the nine months ended September 30, 2000 represented increases of 259% and 330%, respectively, from the comparable periods in 1999. The Company carried 270 million minutes of traffic over ITXC.net in the third quarter of 2000 and 602 million minutes of traffic over ITXC.net in the first nine months of 2000, as compared with 43 million and 79 million minutes during the comparable 1999 periods. Of the 602 million minutes, 497 million minutes were carried through the Company's WWeXchange service, which provides international call completion to the Company's customers and enables them to offer their own customers phone-to-phone global voice service. The remaining 105 million minutes were provided through the Company's webtalkNOW! Service, a PC-to-telephone service which allows Internet portals, Internet service providers and web sites to offer web-to-phone calling to their customers under their own brands. During the quarter ended September 30, 2000, the Company's average revenues per minute were 10.2 cents per minute for WWeXchange and 2.3 cents per minute for webtalkNOW!.

For the second year in a row, July 2000 revenues were less than June revenues. ITXC's webtalkNOW! traffic declined significantly at the end of the second quarter and beginning of the third quarter as customers experimented with a variety of suppliers. However, traffic recovered quickly in September 2000; both phone-to-phone traffic on ITXC WWeXchange Service and webtalkNOW! were strong for the month, with 73 million and 35 million minutes of use, respectively. Overall the sequential growth rate in revenues from the second to third quarter was greater than growth from the first to the second quarter despite the slow start and despite growing off a larger base.

The Company recorded consulting revenues of $988,000 during the first nine months of 1999. As of June 30, 1999, the Company had satisfied all of the performance requirements under its market trial agreement and had received all consulting payments required by that agreement. Accordingly, the Company did not recognize any such revenues during the third quarter of 1999 or during the first nine months of 2000. The Company does not expect to earn significant consulting revenue in subsequent periods.


     Operating Expenses

Data Communications and Telecommunications Expenses. During the three months ended September 30, 1999 and 2000, data communication expenses amounted to $6.2 million and $20.7 million, respectively, or 95% and 88% of telecommunications revenues, respectively. During the nine months ended September 30, 1999 and 2000, data communication expenses amounted to $13.1 million and $50.9 million respectively, or 99% and 89% of telecommunications revenues, respectively. The increase in the dollar amount of such costs primarily reflected the increased traffic during 2000, as well as costs associated with establishing a new network hub in Jersey City, New Jersey during the first quarter of 2000, a new network hub in London during the second quarter of 2000, and establishing and increasing capacity at the Company's hubs in anticipation of future growth in traffic.

Network Operations Expenses. Network operations expenses increased from $882,000 during the three months ended September 30, 1999 to $1.3 million during the three months ended September 30, 2000 and from $2.2 million during the nine moths ended September 30, 1999 to $3.7 million during the nine months ended September 30, 2000. Such expenses primarily reflected the cost of operating the Company's 24-hours-a-day, 7 days-a-week network operations center, as well as start-up costs associated with the Jersey City, New Jersey, Los Angeles, California and London hubs. Such costs represented 13% and 6% of telecommunications revenues during the three months ended September 30, 1999, and 2000, respectively, and 16% and 7% of telecommunications revenues during the nine months ended September 30, 1999 and 2000, respectively,.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased from $4.0 million during the three months ended September 30, 1999 to $6.9 million during the three months ended September 30, 2000 and from $9.7 million during the nine months ended September 30, 1999 to $19.4 million during the nine months ended September 30, 2000. These increases were due primarily to the hiring of additional sales and marketing, development and administrative personnel, commissions paid on the Company's increased telecommunications revenue, expanded sales and marketing campaigns and increased facilities expenses associated with the Company's growth. Such increase reflected not only the expansion of the Company's core business, but also the development and deployment of the webtalkNOW! Service. As a percentage of revenues, SG&A expenses decreased from 62% to 29% over the comparable three month periods and from 73% to 34% over the comparable nine month periods, reflecting the leveraging of such expenses over the Company's significantly increased revenue base. As the Company's revenues continue to grow, the Company expects SG&A expenses to decrease as a percentage of revenues. Such expectation represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ from such expectation as a result of a number of factors, including the extent to which the Company incurs unanticipated expenses associated with revenue growth and other factors referred to in Exhibit 99.1

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased from $0.7 million during the three months ended September 30, 1999 to $3.3 million during the three months ended September 30, 2000, and from $1.4 million during the nine months ended September 30, 1999 to $7.6 million during the nine months ended September 30, 2000. This increase reflects the expansion of the Company's network and hubs and the addition of new technologies deployed throughout the Company's network. In addition, amortization in the current year includes charges for the Company's acquisition of the contractual rights and software of OzEmail, which acquisition occurred during the fourth quarter of 1999. As noted elsewhere herein, the Company will substantially increase its depreciation and amortization charges in future periods as a result of the eFusion transaction and additional capital expenditures.

Non-cash Employee Compensation Expenses. Non-cash employee compensation expense decreased from $1.1 million during the three months ended September 30, 1999 to $.9 million during the three months ended September 30, 2000 and increased from $1.8 million during the nine months ended September 30, 1999 to $3.0 million during the nine months ended September 30, 2000, representing amortization of deferred compensation incurred in connection with the grant of options at exercise prices less than fair value.

     Loss From Operations

The Company incurred operating losses of $6.3 million and $9.6 million, respectively, during the three months ended September 30, 1999 and 2000, respectively, and operating losses of $13.8 million and $27.5 million, respectively, during the nine months ended September 30, 1999 and 2000, respectively. The Company anticipates that it will incur additional operating and net losses for the foreseeable future. The amount of these losses may exceed the amount of the losses that the Company has incurred in prior periods, particularly in light of amortization charges and write-offs of in-process development expected to commence in the fourth quarter of 2000 as a result of the eFusion acquisition.

     Loss Relating to Joint Venture.

During the quarter ended March 31, 2000, the Company incurred a one-time non-cash charge of $8.2 million relating to the modifications made in the Company's South America joint venture. See Note 2 of the Notes to the Company's Consolidated Financial Statements. At the end of each quarter, the Company values the capital stock that it received as a result of the transaction. Such a valuation would lead to a charge to earnings if the Company were to conclude that there has been an other than temporary decline in the market value of the securities acquired by the Company.

     Interest Income, Net

The Company's interest income, net principally represents income from cash and investments which, in turn, were derived from capital contributions made by the Company's investors. In addition to the capital invested near the inception of its business, the Company raised (a) net proceeds of $9.9 million and $14.9 million from a group of investors in private transactions completed during April 1998 and February 1999; (b) net proceeds of $78.4 million from the Company's initial public offering completed on October 1, 1999 and (c) net proceeds of $161.3 million from the Company's follow-on offering completed on March 15, 2000. The interest generated from these capital contributions exceeded the interest that the Company paid on its line of credit by $37,000 and $3.4 million, respectively, during the three months ended September 30, 1999 and 2000, respectively, and by $193,000 and $8.0 million, respectively, during the nine months ended September 30, 1999 and 2000, respectively.

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

Net cash provided by financing activities amounted to $162.2 million for the nine months ended September 30, 2000 and was primarily attributable to net proceeds from the Company's following-on offering.

Net cash used in operating activities amounted to $16.8 million for the nine months ended September 30, 2000. Cash used in operating activities was primarily the result of net operating losses and increased accounts receivable, partially offset by the one-time charge of $8.2 million relating to the modification of the Company's joint venture arrangement in South America and depreciation and amortization.

Net cash used in investing activities amounted to $155.6 million for the nine months ended September 30, 2000. Cash used in investing activities was primarily related to the purchases of property and equipment and purchases of investments with the proceeds of the Company's public offerings.

As of September 30, 2000, the Company's principal commitments consisted of obligations outstanding under operating and capital leases. At that date, future minimum payments for non-cancelable leases includes required payments of $3.6 million during 2000 and $25.3 million for years after 2000 under all leases, including the Company's commitments under a recently executed ten year real estate lease. The Company anticipates a substantial increase in capital expenditures and lease commitments consistent with the anticipated growth in operations, infrastructure and personnel, including the deployment of additional networks hubs and SNARCs (a proprietary device which allows customers to access the Company's network directly from their premises, eliminating the costs of special traditional telephone connections dedicated to connecting with network hubs and improving the economics of the Company's services to them). As the Company matures and improvements in technology impact the Company's equipment base, the Company expects that it will also be required to fund the replacement of obsolescent equipment.

The Company maintains a credit agreement that provides a committed line of credit from a financial institution in the aggregate amount of $10.0 million. The Company is permitted to use any portion of that commitment under a revolving line of credit for working capital or under an equipment sub-line for the purchase of certain capital equipment and related software. This credit agreement is collateralized by substantially all of the Company's assets. The Company is permitted to borrow under the credit agreement until February 2001. At that time, the Company must repay the outstanding capital loans unless that revolving line is extended. Loans outstanding under the equipment sub-line are due and payable 36 months after the final draw under the equipment sub-line. Interest accrues at a floating rate per annum equal to the higher of the lender's published prime rate and the weighted average federal funds rate available to the Company's lender plus 0.5%. The credit agreement contains customary financial and other covenants and may be terminated by the lender 45 days after the occurrence of certain mergers, acquisitions and investments.

The Company has also arranged for financing in the ordinary course for gateway equipment, switching equipment and general office equipment, from vendors such as Lucent and Cisco.

The Company's capital requirements depend on numerous factors, including market acceptance of ITXC's services, the responses of its competitors, the resources allocated to ITXC.net and the development of future applications of the Company's technology, the Company's success in marketing and selling its services, and other factors. The Company has experienced substantial increases in its capital expenditures since its inception, consistent with growth in its operations and staffing, and anticipates that its capital expenditures will continue to increase in the future. In addition to its recently completed acquisition of eFusion, Inc., the Company will evaluate possible acquisitions of, or investments in, complementary businesses, technologies or services and plans to expand its sales and marketing programs. Any such possible acquisition may be material and may require the Company to incur a significant amount of debt or issue a significant number of equity securities. Further, any businesses that the Company acquires will likely have their own capital needs, which may be significant, which the Company would be called upon to satisfy independent of the acquisition price. The Company currently believes that its available cash and cash equivalents will be sufficient to meet its anticipated needs for working capital and capital expenditures for at least the next 12 months. This statement represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from the Company's expectations. The Company may need to raise additional funds in order to fund more rapid expansion, to develop new or enhance existing services, to respond to competitive pressures or to acquire or invest in complementary business, technologies or services. Additional funding may not be available on favorable terms or at all.

For additional information regarding the Company's capital, see "--Outlook."

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company had investments of $184.5 million as of September 30, 2000 in certain marketable securities, which primarily consist of short-term fixed income investments. Due to the short-term nature of the Company's investments, the Company believes that the effects of changes in interest rates are limited and would not have a material impact on the Company's financial condition or operating results.

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

The Company's initial public offering was effected pursuant to a registration statement on Form S-1 (No. 333-804111) declared effective by the SEC on September 27, 1999. The offering commenced on September 27, 1999 and terminated after all securities registered were sold. The managing underwriters of the initial public offering in the United States were Lehman Brothers, CIBC World Markets and First Analysis Securities Corporation and the managing underwriters of the initial public offering outside of the Untied States were Lehman Brothers International (Europe), CIBC World Markets International Limited and First Analysis Securities Corporation.

The sole class of capital stock registered in the Company's public offering was the Company's Common Stock. The total amount of Common Stock registered was $93,437,500. In the initial public offering, a total of 7,187,500 shares were sold at an offering price of $12 per share, for total gross proceeds of $86,250,000. All of the shares were sold for the account of the Company.

The expenses incurred by the Company (for underwriters' discounts and commissions, finders' fees, expense paid to or for underwriters, other expenses and total expenses) during the period from September 27, 1999 through September 30, 2000 (the "Reporting Period") in connection with the initial public offering were (based on reasonable estimates) as follows:

  Underwriters' discounts and commissions. . . . . . . . . . . . . $6,037,500

  Finders' fees. . . . . . . . .. . . . . . . . .. . . . . . . . .          0

  Expenses paid to or for underwriters. . . . . . . . . . . . . .           0

  Other expenses. . . . . . . . . . . . . . . .  .................. 1,812,500

  Total expenses. . . . . . . . . . . . . ........................  7,850,000

None of such amounts represented direct or indirect payments to directors, officers or general partners of ITXC or their associates, to persons owing 10% percent or more of any class of equity securities of ITXC or to any affiliates of ITXC or direct or indirect payments to persons other than the underwriters and persons indicted in Part II of our registration statement.

     The net offering proceeds to ITXC after deducting total expenses amounted to $78.4 million. The following table indicates (based on reasonable estimates) the manner in which such net proceeds have been allocated during the Reporting
Period:

    Construction of plant, building and facilities . . . . . . . . . . . 0

    Purchase and installation of machinery and equipment. ..... .. . . . 0

    Purchase of real estate. . . . . . . . . . . . . . . . .. . . . . .. 0

    Acquisition of other businesses. . . . . . . . . . . . . . . . . . . 0

    Repayment of indebtedness. . . . . . . . . . . . . . . . . . . . . . 0

    Working capital (including investments and capital expenditures) $78,400,000

None of such amounts represented direct or indirect payments to directors, officers or general partners of ITXC or their associates, to persons owing 10% percent or more of any class of equity securities of ITXC or to any affiliates of ITXC or direct or indirect payments to other persons.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

     2.1 Amended and Restated Agreement and Plan of Merger, dated as of July 25, 2000, by and among the Registrant, a wholly owned subsidiary of the Registrant and eFusion, Inc. (incorporated by reference to Exhibit
          2.1 of the Registrant's Registration Statement on Form S-4 (No. 333-44248))

     3.1 Third Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-8 (333-47902))

     10.1 Lease Agreement, dated as of June 30, 2000, between the Registrant and PNC Associates, L.P. (incorporated by reference to Exhibit 10.14 of the Registrant's Registration Statement on Form S-4 (No. 33-44248))

     27.1   Financial Data Schedule

     99.1 Risk Factors (incorporated by reference to Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31,
          1999)

     (b) No Current Reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     ITXC CORP.

                     By:  /s/ Edward B. Jordan
                          ---------------------
                            Edward B. Jordan
                          Executive Vice President,
                          Chief Financial Officer and
                          Chief Accounting Officer

Dated:  November 14, 2000

                                 EXHIBIT INDEX


     2.1 Amended and Restated Agreement and Plan of Merger, dated as of July 25, 2000, by and among the Registrant, a wholly owned subsidiary of the Registrant and eFusion, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant's Registration Statement on Form S-4 (No. 333- 44248)).

     3.1 Third Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-8 (333-47902))

     27.1   Financial Data Schedule

     99.1 Risk Factors (incorporated by reference to Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31,
            1999)