Form 10-K
period 2000-12-31
ITXC CORP
filed 2001-04-02
CIK 1061895

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                    FORM 10-K

[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
             Act of 1934 for the fiscal year ended December 31,2000.

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

               600 College Road East, Princeton, New Jersey 08540
      (609) 750-3333

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

                                              Yes X    No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates as of January 31, 2001 was approximately $360 million.

Number of shares of Common Stock outstanding as of January 31, 2001: 44,477,325.

Documents incorporated by reference: Definitive proxy statement for the registrant's 2001 annual meeting of shareholders (Part III).

                                   ITXC CORP.
                                TABLE OF CONTENTS

         PART I

                                                                                                                  Page
                                                                                                                  ----
         Item 1    Business of the Company..............................................................          1

         Item 2.   Properties...........................................................................          12

         Item 3    Legal Proceedings....................................................................          12

         Item 4    Submission of Matters to a Vote of Security Holders..................................          12

         Item 4A   Executive Officers of the Registrant.................................................          12

         PART II

         Item 5    Market for the Registrant's Common Equity and
                   Related Stockholder Matters..........................................................          15

         Item 6    Selected Financial Data..............................................................          15

         Item 7    Management's Discussion and Analysis of Results of
                   Operations and Financial Condition...................................................          17

         Item 7A   Quantitative and Qualitative Disclosures About Market Risk...........................          23

         Item 8    Financial Statements and Supplementary Data..........................................          23

         Item 9    Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure..................................................          24

         PART III

         Item 10   Directors of the Registrant..........................................................          24

         Item 11   Executive Compensation...............................................................          24

         Item 12   Security Ownership of Certain Beneficial Owners
                   and Management.......................................................................          24

         Item 13   Certain Relationships and Related Transactions.......................................          24

         PART IV

         Item 14   Exhibits, Financial Statements Schedules and Reports
                   on Form 8-K..........................................................................          25

         Signatures.....................................................................................          27

Item 1. Business of the Company
-------------------------------

                                  Introduction

     ITXC Corp. was incorporated in Delaware in 1997. On October 1, 1999, we consummated our initial public offering, on March 15, 2000 we completed a follow-on offering of shares by ourselves and certain of our shareholders and on October 12, 2000 we consummated the acquisition of eFusion, Inc. Our principal executive offices are located at 600 College Road East, Princeton, New Jersey 08540, and our telephone number is (609) 750-3333. As used in this Annual Report, the terms "we," "ITXC" and the "Company" refer to ITXC Corp. and its subsidiaries.

     ITXC, WWeXchange(R), BestValue Routing(TM) and webtalkNOW!(SM), and many of our product/service names referred to herein, are trademarks or trade names of the Company or its subsidiaries. This Annual Report also includes references to trademarks and trade names of other companies.

     Certain statements under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business of the Company" and elsewhere in this Annual Report are forward-looking statements. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this annual report that are not historical facts. When used in this Annual Report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks" and "estimates" and similar expressions are generally intended to identify forward-looking statements under the Securities Litigation Reform Act of 1995. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. These factors consist primarily of the risks identified in Exhibit
99.1 to this Annual Report. We assume no responsibility to update these forward-looking statements after the filing of this Annual Report.

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

     We have developed and deployed ITXC.net(SM), an actively-managed network overlaid on the public Internet, to deliver high quality voice and fax communications while providing our customers with the cost savings and global reach of the Internet. We believe that the rapid growth of commercial traffic on ITXC.net demonstrates that we have successfully used our proprietary BestValue Routing to address the quality problems which early attempts at Internet telephony encountered.

     To date, we have concentrated our efforts on rapidly deploying ITXC.net worldwide. We have established ITXC-owned facilities in the U.S. and London and have arranged call termination and origination services with affiliates throughout the world. We have used our affiliate structure to achieve what we believe is the broadest global network in the Internet telephony marketplace. As of January 31, 2001, we had affiliates in 238 international cities operating 424 ITXC.net points of presence. On a typical day, we carry traffic to and from over 90 countries. By using the Internet for transport and our affiliates' local infrastructure for terminating voice traffic, we have developed a reliable network, which we are expanding rapidly, at substantially lower capital expense than traditional carrier networks.

     In April 1998, we introduced ITXC WWeXchange Service, the first application enabled by ITXC.net. This service provides international call completion to our customers and enables them to offer their own customers phone-to-phone global voice and fax service. We have achieved a high network usage growth rate since commencing ITXC WWeXchange Service. The following table sets forth the number of minutes of traffic carried over ITXC.net during the past eight quarters:

                                                                    Minutes
                  Quarter ended                                  (in millions)
                                                                 -------------

                  March 31, 1999.............................        11
                  June 30, 1999..............................        24
                  September 30, 1999.........................        43
                  December 31, 1999..........................        72
                  March 31, 2000 ............................       131
                  June 30, 2000..............................       201
                  September 30, 2000.........................       270
                  December 31, 2000..........................       355

     In April 1999, we introduced a new ITXC-owned proprietary device called a SNARC, which facilitates the use of our network by our customers by enabling them to access our network directly from their own premises to originate calls. In addition, since December 1999 we have been installing similar devices on selected affiliates' premises to connect them directly to the Internet for the purpose of terminating calls originated by ITXC.net affiliates. These devices avoid the costs of dedicated connections to network hubs and improve the economics of our services to our customers. We believe that SNARCs strengthen our customers' and affiliates' relationships with us and position us to deploy additional enhanced services over ITXC.net.

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

     In October 2000, we consummated our acquisition of eFusion, Inc.(TM), an Oregon-based provider of Internet voice services that help online businesses and Internet service providers deliver eSatisfaction(SM) to their customers. e-commerce companies can implement ITXC Push to Talk(SM) Service (acquired with eFusion) to facilitate live voice interaction for browsing consumers or recipients of targeted emails. Direct voice contact with call centers helps build online revenues, decrease shopping cart abandonment rates and differentiate our customers' web sites and email.

     In addition to our current services, we intend to introduce more advanced communications applications enabled by ITXC.net when the appropriate market opportunities exist. We expect that these services, when implemented, will allow our customers to offer additional Internet-based voice products and services to their customers. Examples of services we may introduce include:

     .    enhanced phone-to-phone services;

     .    voice over Internet service directly from and to subscriber premises;

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

Industry Overview

Convergence of Global Telecommunications and Data Services

     The global telecommunications industry has grown at a rapid rate over the last decade, driven by domestic and international deregulation, technological development, network deployment and the globalization of business. The number of communications service providers has also been increasing as a result of competition fostered by domestic and international deregulation. These factors have contributed to a substantial decrease in the cost of telephony services delivered over the traditional telephone network. This decrease in price, however, has been offset by an increase in total revenue driven by the growth in demand that low prices have created. Based on country-by-country information and other data provided by the International Telecommunications Union, total telecommunications services revenue was approximately $700 billion in 1997. According to Insight Research Corporation, an industry research firm, this market is projected to grow to approximately $1.3 trillion by 2003. According to TeleGeography, a market research firm, total international voice over Internet protocol traffic grew to approximately 1.7 billion minutes in 1999. Also according to TeleGeography, 2000 international telephone traffic grew by over 15% in 1999, to approximately 107.8 billion minutes (this number does not include PC-to-phone traffic, traffic routed over end-to-end IP networks, traffic routed on private networks, or domestic traffic in any country).

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

     We believe that the combination of increasing demand for voice services and the proliferation of data networks, with their enhanced functionality and efficiency, is driving the convergence of voice traffic and data networks, including the Internet. We expect this transfer of traffic to accelerate as corporations and network infrastructure providers attach increasing value to data networks and as the functionality of computers and computing devices, such as personal digital assistants, is enhanced by voice capability.

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

The Emergence of Voice on Data Networks

     Voice on the Internet consists of both traditional and enhanced voice and fax services between ordinary phones and the addition of interactive voice capability to computers, web sites and email. Voice on the Internet serves both the extensive market of existing phone users and the expanding market of computer users. We believe data networks provide lower cost than the traditional telephone network and are better suited to deliver future enhanced services to both phone users and computer users. Moreover, the Internet is the most cost-effective data network for transmitting any type of data worldwide, including voice.

     Telephony based on Internet protocols emerged in 1995, with the invention of a personal computer program that allowed the transport of voice communications over the Internet via a microphone connected to a personal computer. Initial sound quality was poor and the service required that both parties to the conversation use personal computers instead of telephones. In 1996, the advent of the gateway for the first time offered anyone with access to a telephone the ability to complete calls on the Internet. A gateway is a device that transfers calls from the traditional telephone network to a network such as the Internet, and vice versa.

The Economics of Internet Telephony

     Long distance telephone calls transported over the Internet are less expensive than similar calls carried over the traditional telephone network primarily because the cost of using the Internet is not determined by the distance those calls need to travel. Also, routing calls over the Internet is more cost-effective than routing calls over the traditional telephone network because the technology that enables Internet telephony is more efficient than traditional telephone network technology. The greater efficiency of the Internet creates cost savings that can be passed on to the consumer in the form of lower long distance rates or retained by the carrier as higher margins.

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

Limitations of Existing Internet Telephony Solutions

     The growth of voice on the Internet has been limited in the past due to poor sound quality caused by technical issues such as delays in packet transmission and bandwidth limitations related to Internet network capacity and local access constraints. However, the continuing addition of data network infrastructure, recent improvements in packet-switching and compression technology, new software algorithms and improved hardware have substantially reduced delays in packet transmissions and the effect of these delays. ITXC's BestValue Routing enables the company to provide its carrier customers with the consistent quality they require. In fact, ITXC's carrier customers typically do not tell their customers that their phone-to-phone calls are being transmitted over the Internet since these callers are receiving the quality that they expect. International Data Corporation projects that Internet protocol telephony revenue will grow rapidly to over $23.4 billion in 2003.

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

Increasing Trend Toward Outsourcing Telephony Solutions

     We believe that the global reach and functionality of the Internet makes it especially suited for enhanced voice services. These services, which may include web-to-phone, phone-to-PC and unified messaging, could be a significant source of additional revenues to Internet portals, Internet service providers and web sites that are seeking to expand their service offerings. Such voice services require considerable expertise and capital to deploy and may involve execution risk for any Internet portal, Internet service provider or web site lacking this expertise. We expect that Internet portals, Internet service providers and web sites will increasingly outsource their communications services to companies, like us, that provide the network and expertise necessary to facilitate those services rather than incurring the risk and delay of developing and deploying an array of communications services themselves and undertaking the task of building a global network like ITXC.net.

The ITXC Solution

     We believe that the rapid growth of commercial traffic on ITXC.net demonstrates that we deliver high quality, low cost voice and fax communications over the Internet and are well positioned to deliver web-to-phone, ITXC Push to Talk Service and other Internet-based enhanced voice services. The key advantages of our solution include:

     . Quality. We believe that we deliver to our customers high quality voice communications over the Internet at competitive pricing. We maintain high quality primarily through our proprietary BestValue Routing technology and techniques which include ITXC-developed monitoring and analysis software and rapid human response from our 24-hours-a-day, 7-days-a-week network operations center. In addition, we blend the redundancy of the public Internet with our use of multiple termination affiliates in many cities to help assure the reliability and quality of our network. We use dedicated data networks and even the traditional telephone network in the rare cases when we cannot assure consistent quality on the Internet.

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

     . Interoperability. We have led an effort called iNOW! resulting in an industry standard for interoperability. More than 45 Internet telephony vendors have agreed to comply with the iNOW! initiative. The VocalTec, Cisco and Lucent equipment installed on ITXC.net is already interoperable to some extent under a version of iNOW!. We believe that as a result, we and our affiliates have the only multi-vendor interoperable network in the Internet protocol telephony industry. Although we have transferred the iNOW! trademark and web site to an industry standards body, we intend to continue to provide leadership in interoperability of voice over the Internet services.

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

     . Easy Access. We offer our customers two ways to connect from their switches to ITXC.net: through normal dedicated connections and through SNARCs. SNARCs are specially built devices, which we own and install on our carrier customers' premises in order to eliminate the cost of dedicated connections from their switches to our network hubs. SNARCs allow our customers to benefit from the global termination capabilities of ITXC.net by bringing the advantages of voice over the Internet to the customer's premises. In addition, our affiliates can terminate calls directly from ITXC.net using similar SNARC equipment that we install on their premises.

     . Enhancement of e-commerce Services. Because ITXC.net can deliver high quality voice on the Internet globally, we believe it can become a preferred network for a variety of voice-enhanced web sites and enable us to offer services to e-commerce providers who want to provide their customers with the ability to talk over the Internet while browsing a web site or after receiving email. Through our eFusion acquisition, we have begun offering a suite of such services over ITXC.net.

     . Attractive Platform for New Services. Because of our leadership position in establishing interoperability standards and the breadth of our deployed network, developers of new services are bringing products to us for evaluation and possible deployment on ITXC.net. We believe that our operation as a voice application service provider opens our network to new categories of customers, including Internet portals and web sites.

Our Strategy

     Our goal is to remain the leading wholesale provider of Internet-based voice and fax services as measured by revenue and network size. In order to achieve this goal we intend to:

     .    Exploit Our Early Entrant Status and Worldwide Network

     As of January 31, 2001, we had aggressively deployed ITXC.net in 238 international cities. We believe that with the increasing use of this network, ITXC has developed a reputation in the communications industry for providing high quality voice and fax services over the Internet. In addition, we believe our experience as one of the first providers of Internet-based voice services has placed us at the forefront of developing the proprietary tools and techniques which enable us to offer our services. We intend to continue to enhance and capitalize upon our reputation and experience in the communications industry as we provide existing and new voice and fax services.

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

     .    Capitalize on the Cost Advantages of the Internet

     By overlaying ITXC.net on the public Internet, we believe that we are able to capture significant cost and capital savings. Instead of incurring the capital expense to deploy a global physical network, we are able to carry a substantial portion of our customer's traffic using the existing Internet infrastructure together with our affiliate network. We believe that it would require significantly more capital for a carrier using traditional methods of network deployment to implement a network with the same capacity and global reach as ITXC.net. Additionally, the cost of transporting our traffic over the Internet is largely not distance sensitive, since we pay only for Internet access. We believe these factors enable us to benefit from significant cost savings that are not available to operators of the traditional telephone network or private data networks.

     .    Use Voice to Enhance Internet Applications

     ITXC Push to Talk Service increases sales for traditional and new merchants by making the agents in their call centers directly accessible from their web sites and targeted email. We believe that the reach and quality of ITXC.net, along with the strong patent portfolio acquired with eFusion, have positioned ITXC as a leader in this new industry.

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

     .    Provide our Customers and Affiliates with Direct Access to ITXC.net

     We are committed to providing our customers with high quality, low cost voice service. SNARCs provide our customers with a voice communications solution that minimizes reliance on the traditional telephone network. By installing SNARCs on customer premises, we can provide our customers with direct access to all of the ITXC.net termination points worldwide without the need for a direct, dedicated connection to one of our network hubs. We believe that, in the future, an extension of our SNARC program will connect our customers' customers directly to the Internet. We now provide selected affiliates with direct access to voice traffic sent over ITXC.net for termination without the need for a direct, dedicated connection to one of our network hubs and thus are able to improve the economics of our services to them. We believe that SNARCs will strengthen our customers' and affiliates' relationships with us and position us to deploy additional Internet-based enhanced voice services over ITXC.net.

     .    Deliver Additional Internet Voice Services Over ITXC.net

     We believe that Internet telephony represents only the beginning of the evolution of the Internet as a medium for voice and fax services and that our web-to-phone service represents only the early stage of this evolution. Through enhancements to ITXC.net, we can position ourselves to provide the network for wide commercial deployment of new voice and fax services from traditional telephony technology suppliers like Lucent, new entrants like Cisco, Internet telephony companies like VocalTec and a number of start-ups. We believe that, in the future, the Internet will serve as a platform for existing and enhanced voice and fax services that may be accessed from traditional phones, personal computers and a variety of devices that span the range between telephones and personal computers.

ITXC.net

     ITXC.net, a global communications network, allows us to deliver reliable, high quality voice and fax service through an actively-managed network overlaid on the public Internet.

     We have implemented ITXC.net by using the public Internet to connect ITXC-owned network hubs in the U.S. and London with our affiliates around the world. We use ITXC-developed software and skilled network management personnel to help assure the reliability and quality of voice transmission over the Internet. To further enhance the reliability of ITXC.net, we are also able to route and terminate voice traffic through alternate channels.

The key components of ITXC.net include:

     .    The Public Internet

     ITXC.net routes voice traffic over the public Internet; this allows traditional telephone users to benefit from Internet cost savings while calling phone-to-phone. By using the Internet, we are able to reach and rapidly deploy many affiliates throughout the world at what we believe to be significantly lower capital costs than that of building the dedicated connections that a traditional telephony carrier or dedicated data network would require.

     .    Global Network of Affiliates

     We have a global network of independent affiliates which own their own gateways and originate and/or terminate voice traffic over ITXC.net. We have used our affiliate structure to rapidly achieve what we believe to be the broadest global network in the Internet telephony marketplace. As of January 31, 2001, we had affiliates in 238 international cities operating 424 ITXC.net points of presence. Our affiliates range from small Internet service providers to traditional telephone companies.

     .    Multiple Access Points

     As of January 31, 2001, we had four network hubs, one in New York, one in New Jersey, one in California and one in London, each consisting of a switch and multiple gateways. Our customers access ITXC.net through dedicated connections from their switches to these network hubs or by using SNARCs located on their premises. SNARCs connect our carrier customers' switches to the Internet and ITXC.net and thereby avoid costly, distance-based dedicated line charges associated with connecting customer switches to our network hubs. Selected affiliates connect directly to the Internet to terminate calls using similar equipment. As of January 31, 2001, we had installed over 70 SNARCs at 33 carrier customer sites and 45 SNARCS at 30 affiliate locations.

     .    BestValue Routing

     Our BestValue Routing approach employs ITXC-developed software and techniques to efficiently and cost-effectively route voice traffic over ITXC.net. We believe that our ability to develop and deploy intelligent routing methods represents a significant competitive advantage. We have patents pending in this area and we acquired related granted patents with our eFusion acquisition. We believe that this approach enables us to provide consistent, reliable quality since we are able to avoid the majority of Internet congestion points and minimize packet loss and delay.

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

Our Strategic Carrier and Technology Partners

     We believe that our strategic relationships with carrier affiliates are important because they allow us to extend the geographic reach of ITXC.net. We believe that these relationships will lead to a broader origination/termination presence in key areas and allow us to provide service over our own network for more of our customers. We also expect that these relationships will assist us in focusing our development of new Internet-based voice services

     Because gateways are critical to the infrastructure of ITXC.net, we have strategic relationships with Cisco, Lucent, Clarent and VocalTec, each of which is a leading gateway and/or switch manufacturer. Lucent and Cisco have provided us with vendor financing in connection with the purchase of gateways and other equipment. VocalTec is an equity investor in ITXC.

     We expect our strategic relationships to continue and that our relationships with these and other technology partners will help drive the development of new voice, fax and voice-enabled services over ITXC.net.

Our Services

ITXC WWeXchange Service

     In April 1998, we introduced ITXC WWeXchange service, the first application enabled by ITXC.net. This service provides international call completion to our customers and enables them to offer their own customers phone-to-phone global voice and fax service. ITXC WWeXchange service relies upon Internet telephony technology. Such technology permits calls originated by a telephone to be transmitted over the Internet. We believe that Internet telephony is the first technology that allows non-computer users to access the Internet.

     ITXC WWeXchange service provides our customers with high quality, low cost global long distance service without their having to understand or deploy Internet telephony technology themselves. We believe that the high quality of calls completed using ITXC WWeXchange service allows our customers to use ITXC.net as an alternative to traditional voice traffic networks.

     We believe that our affiliates benefit from ITXC WWeXchange service because they:

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

SNARCs

     SNARCs are specially built gateways that we place on selected customer premises in order to eliminate the cost of backhaul from customer switches to our switches. Until we launched our SNARC program in April 1999, customers had to bear the expense of running dedicated circuits from their facilities to their suppliers. This is known as backhaul. Our customers also typically ran circuits from their facilities to our network hubs in New York or Los Angeles. However, the introduction of our SNARC program reduces the expense of backhaul by transporting traffic directly to the Internet and ITXC.net in whatever city the customer is located. We believe that this use of Internet capability to eliminate the expense of backhaul makes us more attractive to customers located away from major telephony hubs. In addition, since December 1999 we have been installing similar equipment on selected affiliates' premises to connect them directly to the Internet for the purpose of their terminating calls originated over ITXC.net. As of January 31, 2001, we had installed over 70 SNARCs at 33 customer sites and 45 SNARCS at 30 affiliate locations.

ITXC Push to Talk Service

     ITXC Push to Talk Service adds interactive voice to e-commerce web sites and targeted email. e-commerce enterprises that use ITXC Push to Talk Service on their web sites and in email allow consumers to talk in real time with a call center agent while still logged onto the Internet. Consumers receive immediate assistance and information on products and services and can complete purchases with the call center agent. We believe that our customers use ITXC Push to Talk Service because it helps them increase sales from their web sites and targeted email. ITXC Push to Talk Service features three methods of consumer to call center interaction:

     . Phone-to-Phone. The consumer can speak with the merchant or call center agent by telephone. A consumer that has a telephone line that is not being used to access the Internet provides his or her telephone number to us and receives an immediate telephone call from a call center agent or other representative. We place a call to the consumer, and a call to the agent or representative, and then we connect both calls together.

     . PC-to-Phone. The consumer can connect directly to the enterprise's call center or other representative through a PC-to-telephone call over the Internet.

     . Text Chat. If the call center is connected to the Internet, a consumer can choose to enter a live text chat session with a call center agent.

     ITXC Push to Talk Service is used in a variety of applications besides e-commerce web sites, including directed electronic mail, Internet service directories and in advertising banners. As of January 31, 2001, ITXC Push to Talk Service had been deployed on 30 web sites and three additional customers had signed contracts for the service but had not yet deployed ITXC Push to Talk buttons on their web sites.

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

Future Enhanced Voice Services

     We intend to make significant investments to develop and market additional services for use over ITXC.net when we perceive that there is a viable market opportunity for us. We believe that as a result of the convergence of the data and communications networks and the capabilities and size of ITXC.net, we will be able to offer next-generation, enhanced voice services to both new and existing customers when the need arises. In addition, we believe that ITXC.net's open architecture, combined with the strength and size of our customers, affiliates and strategic relationships, will attract developers of voice services to our network.

     We may introduce the following enhanced voice services in the future and we may introduce other services not listed. However, we cannot provide assurances that we will be able to successfully develop or implement these or other services in the future.

     . Enhanced Phone-to-Phone Service: Planned enhancements to our existing ITXC WWeXchange Service include:

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

Sales, Marketing and Distribution

     Our sales and marketing goals are to:

     . expand the use of ITXC WWeXchange Service by our existing call origination customers and affiliates and further expand our call origination customer base;

     . expand the use of ITXC Push to Talk Service by our existing customers and find both new applications and new customers for that service;

     . expand the use of ITXC webtalkNOW! Service by Internet portals, Internet service providers and web sites, especially for paid calling;

     .    expand our terminating affiliate base;

     .    increase the number of carriers that are ITXC affiliates; and

     . maintain and expand our market leadership position among providers of voice and fax services over the Internet.

     We use the reputations and industry relationships cultivated by our senior management and our status as an early entrant to attract affiliates to ITXC.net. We typically meet potential affiliates at Internet and telephony trade shows and seminars we conduct on

Internet telephony. We often meet potential customers through directed sales calls by our sales personnel and at telephony trade shows. We also target strategic affiliates internationally and have made joint sales calls with Cisco, Clarent, Lucent and VocalTec.

     We sell ITXC Push to Talk Service both directly to corporate customers and through ad agencies and other providers of e-commerce services. That service has been particularly attractive to the hospitality and travel industry and is gaining traction in the financial services industry among others.

     We have a dedicated sales force selling phone-to-phone and PC-to-phone calling services which is supplemented by members of our executive management team. This sales force also recruits the affiliates that terminate calls for us around the world. Our salespeople are based regionally within the U.S. and in Singapore, London, Miami, Bahrain and Moscow, as well as in our corporate office. We also have sales agents located in China and Venezuela. Our senior management focuses on maintaining and cultivating relationships with our customers. We assign our sales representatives specific accounts based on their level of experience, location and the quality of the relationship between the representative and the customer. We compensate our sales staff based in large part on incentive-based goals and measurements. In addition to our marketing and sales staff, we rely on our executive and operations personnel, including the staff of our 24-hours-a-day, 7-days-a-week network operations center, to identify sales opportunities within existing customer accounts and to provide quality customer service. ITXC has a separate dedicated sales force in its e-commerce division to sell ITXC Push to Talk Service.

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

     Initially, we targeted medium and large e-commerce enterprises as potential users of ITXC Push to Talk Service. We anticipate that once the initial market deployment phase for ITXC Push to Talk Service is complete, our sales force will increasingly focus on developing and maintaining resale and distribution channels, rather than marketing directly to enterprise customers and telecommunications carriers. We have also entered into distribution agreements with a number of companies to resell and market ITXC Push to Talk Service internationally.

New Services Development and Implementation

     Our development team is dedicated to the improvement and enhancement of the monitoring and analysis software tools and Internet management systems we use to achieve BestValue Routing, the enhancement of our management systems, including our billing and customer care software, and the development and implementation of new Internet-based voice services. Our future success will depend, in part, on our ability to improve existing technology and develop and/or implement new voice services that incorporate leading technology.

Competition

ITXC WWeXchange Service and webtalkNOW!

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

     .    Internet Protocol and Internet Telephony Service Providers

     During the past several years, a number of companies have introduced services that make Internet telephony or voice services over the Internet available to businesses and consumers. Concert Global Clearinghouse, iBasis and the wholesale divisions of Net2Phone and deltathree.com route traffic to destinations worldwide and compete directly with us. Other Internet telephony service providers focus on a retail customer base and may in the future compete with us. These companies may offer the kinds of voice services we intend to offer in the future. In addition, companies currently in related markets have begun to provide voice over the Internet services or adapt their products to enable voice over the Internet services. These related companies may potentially migrate into the Internet telephony market as direct competitors.

     .    Telecommunications Companies and Long Distance Providers

     A number of telecommunications companies, including AT&T, Deutsche Telekom, Level Three, MCI WorldCom, Genuity and Qwest Communications, currently maintain, or plan to maintain, data networks to route the voice traffic of other telecommunications companies. These companies, which tend to be large entities with substantial resources, generally have large budgets available for research and development, and therefore may further enhance the quality and acceptance of the transmission of voice over the Internet.

ITXC Push to Talk Service

     During the past year, a number of vendors in the web-enabled call center market have formed alliances with other vendors to help round out their service offerings. In addition, competitor alliances with established systems integrators or with integrated customer relationship management vendors may make the stand-alone ITXC Push to Talk Service a less competitive solution. Our most direct competitors generally offer several call connection options, including text chat and voice over the Internet with some form of collaboration. The primary competitors for ITXC Push to Talk Service include VocalTec; WebEx; WebCenter; WebLine, recently purchased by Cisco; Net2Phone; PakNetX, recently purchased by Aspect; CosmoCom; Genesys; LivePerson and Quintus.

General

     Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. As a result, certain of these competitors may be able to adopt more aggressive pricing policies which could hinder our ability to market our Internet-based voice services. We believe that our key competitive advantages are our ability to deliver reliable, high quality voice service over the Internet in a cost-effective manner, our technology and the patents that protect it, and the size and rapid growth of our network. We cannot provide assurances, however, that this advantage will enable us to succeed against comparable service offerings from our competitors.

Government Regulation

Regulation of Internet Telephony

     The use of the Internet to provide telephone service is a fairly recent market development. At present, ITXC is not aware of any domestic, and is only aware of a few foreign, laws or regulations that prohibit voice communications over the Internet.

     United States. ITXC believes that, under U.S. law, the Internet-related services that ITXC provides constitute information services as opposed to regulated telecommunications services, and, as such, are not currently actively regulated by the FCC or any state agencies charged with regulating telecommunications carriers. Nevertheless, aspects of ITXC's operations may be subject to state or federal regulation, including regulation governing universal service funding, disclosure of confidential communications and excise tax issues. ITXC cannot provide assurances that Internet-related services will not be actively regulated in the future. Several efforts have been made in the U.S. to enact federal legislation that would either regulate or exempt from regulation services provided over the Internet. Increased regulation of the Internet may slow its growth, particularly if other countries also impose regulations. Such regulation may negatively impact the cost of doing business over the Internet and materially adversely affect ITXC's business, operating results, financial condition and future prospects.

     The FCC has considered whether to impose surcharges or other common carrier regulations upon certain providers of Internet telephony, primarily those which, unlike ITXC, provide Internet telephony services directly to end users. While the FCC has presently refrained from such regulation, the regulatory classification of Internet telephony remains unresolved.

     Specifically, the FCC has expressed an intention to further examine the question of whether certain forms of phone-to-phone Internet telephony are information services or telecommunications services. The two are treated differently in several respects, with certain information services being regulated to a lesser degree. The FCC has noted that certain forms of phone-to-phone Internet telephony bear many of the same characteristics as more traditional voice telecommunications services and lack the characteristics that would render them information services.

     If the FCC were to determine that certain Internet-related services including Internet telephony services are subject to FCC regulations as telecommunications services, the FCC could subject providers of such services to traditional common carrier regulation, including requirements to make universal service contributions, and pay access charges to local telephone companies. It is also possible that the FCC may adopt a regulatory framework other than traditional common carrier regulation that would apply to Internet telephony providers. Any such determinations could materially adversely affect ITXC's business, financial condition, operating results and future prospects to the extent that any such determinations negatively affect the cost of doing business over the Internet or otherwise slow the growth of the Internet. Congressional dissatisfaction with FCC conclusions could result in requirements that the FCC impose greater or lesser regulation, which in turn could materially adversely affect ITXC's business, financial condition, operating results and future prospects.

     State regulatory authorities may also retain jurisdiction to regulate certain aspects of the provision of intrastate Internet telephony services. Several state regulatory authorities have initiated proceedings to examine the regulation of such services. Others could initiate proceedings to do so.

     One of ITXC's subsidiaries is subject to regulation by the FCC and the New York Public Service Commission as a result of having been granted authorizations to provide telecommunications services by these entities.

     International. The regulatory treatment of Internet telephony outside of the U.S. varies widely from country to country. A number of countries that currently prohibit competition in the provision of voice telephony also prohibit Internet telephony. Other countries permit but regulate Internet telephony. Some countries will evaluate proposed Internet telephony service on a case-by-case basis and determine whether it should be regulated as a voice service or as another telecommunications service. Finally, in many countries, Internet telephony has not yet been addressed by legislation or regulation. Increased regulation of the Internet and/or Internet telephony providers or the prohibition of Internet telephony in one or more countries could materially adversely affect our business, financial condition, operating results and future prospects. The European Commission regulatory regime, for example, distinguishes between voice telephony services and other telecommunications services.

     In January 1998, the European Commission issued a communication addressing whether Internet telephony was voice telephony and thus subject to regulation by the member states of the European Union. Consistent with its earlier directives, the Commission concluded that no form of Internet telephony currently meets the definition of voice telephony subject to regulation by the member states of the European Union. The European Commission stated that only phone-to-phone communications reasonably could be considered voice telephony and that, at present, even phone-to-phone Internet telephony does not meet all elements of its voice telephony definition. Therefore, the European Commission concluded that, at the present time, voice over Internet services cannot be classified as voice telephony. More recently, in September 2000, after requesting comments from interested parties the European Commission issued a subsequent communication in which it reaffirmed that Internet telephony is not currently voice telephony.

     As a result of the European Commission's conclusion, providers of Internet telephony should be subjected to no more than a general authorization or declaration requirement by European Union member countries. However, ITXC cannot provide assurances that more stringent regulatory requirements will not be imposed by individual member countries of the European Union, since Commission communications, unlike directives, are not binding on the member states. The member countries therefore are not obligated to reach the same conclusions as the Commission on this subject so long as they adhere to the definition of voice telephony in the Services Directive. Moreover, in its January 1998 IP Telephony Communication, the European Commission stated that providers of Internet telephony whose services satisfy all elements of the voice telephony definition and whose users can dial out to any telephone number can be considered providers of voice telephony and may be regulated as such by the member states of the European Union. ITXC cannot provide assurances that the services provided over ITXC.net will not be deemed voice telephony subject to heightened regulation by one or more member states. Moreover, ITXC cannot provide assurances that the failure of ITXC or any of its customers or affiliates to obtain any necessary authorizations will not have a material adverse effect on ITXC's business, financial condition, operating results and future prospects.

     One of ITXC's subsidiaries, ITXC, Ltd., is subject to regulation in the United Kingdom as a result of having been granted authorization to provide telecommunications services by the Department of Trade and Industry. Given that ITXC, Ltd. has commenced providing services, it must comply with all applicable regulations imposed on telecommunications carriers in the U.K.

     ITXC is also providing service in countries where regulation of Internet telephony is far more restrictive than in the European Union. Specifically, ITXC has a strategic affiliate relationship with China Telecom to provide Internet telephony services in the People's Republic of China. See "ITXC's Strategic Carrier and Technology Partners." China currently prohibits foreign ownership of telecommunications companies and strictly limits competition in the telecommunications sector. However, a recent yet to be implemented trade agreement between the U.S. and China enables China's entry into the World Trade Organization and may open up the Chinese Internet market to foreign investment. In the event that this agreement is implemented, U.S. firms would be permitted to invest in Chinese-based Internet ventures. Internet telephony is now being provided in China by China Telecom, Unicom, and Jitong Communications.

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

     International. The European Union has also enacted several directives relating to the Internet. The European Union has, for example, adopted a directive that imposes restrictions on the collection and use of personal data. Under the directive, citizens of the European Union are guaranteed rights to access their data, rights to know where the data originated, rights to have inaccurate data rectified, rights to recourse in the event of unlawful processing and rights to withhold permission to use their data for direct marketing. The directive could, among other things, affect U.S. companies that collect or transmit information over the Internet from individuals in European Union member states, and will impose restrictions that are more stringent than current Internet privacy standards in the U.S. In particular, companies with offices located in European Union countries will not be allowed to send personal information to countries that do not maintain adequate standards of privacy. Although ITXC does not engage in the collection of data for purposes other than routing its services and billing for its services, the directive is quite broad and the European Union privacy standards are stringent. Accordingly, the potential effect on the development of ITXC in this area is uncertain.

Proprietary Rights

     Proprietary rights are important to our success and our competitive position. As of January 31, 2001, we had four issued patents, two patents allowed pending issuance, and had applied for 15 additional patents. As of January 31, 2001, we had 11 registered trademarks and 19 pending applications for trademarks in the U.S., and had 21 registered trademarks and 16 pending applications for trademarks in other parts of the world. The laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the U.S., and effective copyright, trademark and trade secret protection may not be available in such jurisdictions. In general, our efforts to protect our intellectual property rights through copyright, trademark and trade secret laws may not be effective to prevent misappropriation of our content, and our failure to protect our proprietary rights could materially adversely affect our business, financial condition, operating results and future prospects. Despite such protection, a third party could, without authorization, copy or otherwise appropriate our proprietary network information and other proprietary information about our services and technology. Our agreements with employees, consultants and others who participate in development activities could be breached, we may not have adequate remedies for any breach, and our trade secrets may otherwise become known or independently developed by competitors.

     We rely upon license agreements with respect to our use of the software and hardware provided to us by our vendors. Those license agreements may not continue to be available to us on acceptable terms, or at all.

     Enforcing our patent rights could result in costly litigation. Our patents could be invalidated in litigation. Should this happen, we will lose a significant competitive advantage. Additionally, our competitors could be awarded patents on technologies and business processes that could require us to significantly alter our technology, change our business processes or pay substantial license and royalty fees. In addition, we have, from time to time, received notices alleging patent infringement claims and are currently involved in defending a legal proceeding involving patent infringement claims (see "Legal Proceedings"). Claims of infringement, whether successful or not, could seriously harm our business, financial condition, results of operations and prospects.

Employees

     As of January 31, 2001, we employed 303 people. None of our employees is subject to any collective-bargaining arrangements, and we consider our relations with our employees to be good.

Item 2. Properties
------------------

     Our principal executive office is located in Princeton, New Jersey, where we lease approximately 34,000 square feet. We have network hubs in New York City, Jersey City, New Jersey, Los Angeles and London, under co-location arrangements. We have sales offices in Singapore and London. In June 2000, we signed a lease for approximately 60,000 additional square feet of space near our present location in Princeton, New Jersey. We expect to be able to begin using that new space before the end of 2001. We believe that we will be able to obtain additional space on commercially reasonable terms to meet future requirements.

Item 3.  Legal Proceedings
-------  -----------------

     From time to time, we are involved in various legal proceedings relating to claims arising in the ordinary course of business.

     On May 23, 2000, Connectel, LLC, filed suit against us in the United States Federal District Court for the Eastern District of Pennsylvania. Connectel alleges in its complaint that we are infringing on the claims of a patent owned by Connectel by, acting alone or with others, assembling, offering to sell or selling "communications networks or switching systems" within the United States and for export worldwide without license from Connectel. We believe that the Connectel claims are without merit and we intend to defend the lawsuit vigorously. However, should a judge issue an injunction against us, such action could have a material adverse effect on our operations.

     We are not a party to any other legal proceeding, the adverse outcome of which is expected to have a material adverse effect on our business, financial condition, operating results or future prospects.

Item 4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

     Not applicable.

Item 4A.  Executive Officers of the Registrant
--------  ------------------------------------

     The Company's executive officers, their respective ages and their positions with the Company are set forth below:

         Name                       Age                      Position
         Tom I. Evslin              57                       Chairman  of  the  Board,   Chief   Executive Officer and
                                                             President

         Edward B. Jordan           40                       Executive  Vice  President,  Chief  Financial Officer,
                                                             Treasurer, Secretary and Director

         Luis Machuca               43                       Executive Vice President and General  Manager - e-commerce

         Steven J. Ott              40                       Executive Vice President, Global Sales

         Thomas J. Shoemaker        44                       Executive Vice President, Business Development; General Manager of e-
                                                             calling Subscriber Services

         Eric G. Weiss              34                       Executive Vice President, ITXC.net

         Mary A. Evslin             52                       Vice President, Marketing and Customer Success

         Bradley E. Miller          34                       Vice President of Network Development and Engineering


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

     Luis Machuca joined ITXC in October 2000 as Executive Vice President and General Manager - e-commerce. From September 1999 until October 2000, Mr. Machuca served as President and Chief Operating Officer of eFusion, Inc. (which was acquired by ITXC in October 2000). From December 1998 until September 1999, Mr. Machuca was on sabbatical and served on advisory boards and was active in a number of nonprofit organizations. From September 1996 until December 1998, Mr. Machuca was Executive Vice President of the Commercial Division of Packard Bell NEC. From August 1981 until September 1996, Mr. Machuca worked at Intel Corporation in a variety of roles, including General Manager, Contract Manufacturing Operations; Director of Operations, PC Enhancement Division; Co-General Manager, OEM Products and Services Division; and Director of Marketing, Desktop Products Group.

     Steven J. Ott was our Vice President, Global Sales from January 1998 until December 1999, when he was promoted to Executive Vice President and assigned responsibility for global sales of both ITXC WWeXchange Service and e-calling services sold through portals, carriers and ISPs to subscribers. From August 1994 to January 1998, Mr. Ott served as Vice President of Global Sales and Support at Voxware, Inc., a software company providing core audio compression algorithms and applications to technology companies. Prior to August 1994, Mr. Ott served first as a Director and then as Vice President of Corporate Development at Legent Corporation, a software development company.

     Thomas J. Shoemaker joined us in January 2000 as our Executive Vice President of Business Development, responsible for both new service development and mergers and acquisitions. In December 2000, Mr. Shoemaker assumed additional responsibility as our General Manager of e-calling Subscriber Services. Prior to joining us, from August 1998 to December 1999, he was President and Chief Executive Officer of Electric Schoolhouse, an Internet education company providing application and information services to parents, teachers, students and schools for use at home and in the classroom. From August 1997 to August 1998, Mr. Shoemaker was the Vice President responsible for AT&T's WorldNet Service. Prior to that role, he held a number of business, technical, and marketing positions in AT&T Business Services, Bell Laboratories and Bell Communications Research from September 1979 to August 1997.

     Eric G. Weiss joined us in October 1997 as our Business Unit Manager, WWeXchange Service and served in that capacity until May 1998. From May 1998 to December 2000, Mr. Weiss served as Vice President and Business Unit Manager, WWeXchange Service. In December 2000, Mr. Weiss was promoted to Executive Vice President and assumed responsibility for the operation of ITXC.net. From May 1995 to October 1997, he was employed by Dialogic Corporation as a Product Line Manager. From September 1994 until May 1995, Mr. Weiss was a Manager with BCE Ventures, Bell Canada Enterprises (BCE) Inc., a telecommunications firm. From 1991 until September 1994, he held various management positions with Hewlett Packard Company, a manufacturer of electronic equipment.

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

     Bradley E. Miller has been our Vice President of Network Development and Engineering since May 2000. Prior to that time, he served as our Vice President, Operations since he joined us in November 1997. From June 1996 to November 1997, Mr. Miller was Director of Operations at CGX Telecom/CAIS Internet, a tier 1 Internet service provider. From May 1995 until June 1996, Mr. Miller was a Management Information Systems Manager at US Assist, an international travel assistance company. From June 1987 until May 1995, he was the Director of Operations at Donohoe Constructions Company, a construction firm.

     Officers who do not have an employment agreement with us serve at the discretion of our board of directors and hold office until their successors are elected and qualified or until their earlier resignation or removal.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and related Stockholder
--------------------------------------------------------------------------
         Matters
         -------


     Our common stock has traded on the NASDAQ National Market under the symbol ITXC since September 28, 1999. The following table sets forth the per share range of high and low sales prices of our common stock for the periods indicated:

                                               High        Low
Year ended December 31, 1999:
Third quarter (September 28-30 only)      $    32.25   $   28.25
Fourth quarter .....................           49.00       27.00

Year ended December 31, 2000:
First quarter ......................          124.75       33.25
Second quarter .....................           70.43       25.62
Third quarter ......................           39.75       13.43
Fourth quarter .....................           15.81        5.75

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

     As of January 31, 2001, there were 243 holders of record of our common stock and, as of that date, we estimate that there were approximately 15,000 beneficial owners of the Common Stock.

     In July 1998, we obtained a 49% interest in ITXC Comunicacoes Ltda ("ITXC Ltda"), a newly formed joint venture, in consideration of rights to certain technology, which provided exchange carrier long-distance services in certain countries in South America. The ITXC Ltda joint venture agreement, as amended, provided the Company a call option and provided TeleNova Communicacoes Ltda and its assignee (collectively, "TeleNova") a put option which required the Company to acquire TeleNova's interest in ITXC Ltda which option would be triggered upon the occurrence of certain events, at a price based either on a formula, as defined in the agreement, or an appraisal of ITXC Ltda's fair value. In February 2000, the Company recast this relationship. The Company issued 150,000 shares of its common stock to TeleNova and its affiliates in exchange for: (1) equity in a private affiliate of TeleNova; (2) termination of the puts and calls which previously could have required substantial cash or equity outlays by the Company; and (3) certain contractual commitments by the parties. As part of this transaction, the parties terminated the joint venture agreement and a license agreement that the Company previously furnished to the joint venture. We relied on Section 4(2) of the Securities Act of 1933 to issue these 150,000 shares, inasmuch as there were a limited number of new investors, each of whom was purchasing for investment purposes.

Item 6.   Selected Financial Data
---------------------------------

     The following selected financial data for the period from January 1, 1998 through December 31, 2000 are derived from our audited consolidated financial statements. You should read the information that we have presented below in conjunction with our consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report. The acquisition of eFusion, completed on October 12, 2000, has been accounted for as a purchase transaction. Accordingly, eFusion's assets, liabilities and results of operations are reflected solely for periods on or after October 12, 2000.

                                                                     Period from
                                                                    July 21, 1997
                                                                  (date of inception)               Year ended
                                                                     to Dec. 31                     December 31,
                                                                                                    ------------
(in thousands, except per share data)                                   1997           1998            1999            2000
                                                                        ----           ----            ----            ----
Operating Data
Revenue:
     Telecommunications revenue                                         $ -          $1,238          $24,423         $84,783
     Consulting revenue                                                  59             653              988               -
                                                                         --             ---              ---               -
Total revenue                                                            59           1,891           25,411          84,783
Cost expenses:
     Data communications and telecommunication                            -           2,017           23,095          74,859
     Cost of consulting revenue                                           -             192                -               -
     Network operations                                                   -           1,321            3,219           5,836

     Selling, general and administrative                                701           5,120           14,778          30,103
     Depreciation and amortization                                        5             345            2,556          20,723
     Purchased in-process research and development                        -               -                -          14,805
     Non-cash employee compensation                                       -             194            2,716           4,873
Total cost and expenses                                                 706           9,189           46,364         151,199
                                                                        ---           -----           ------         -------
Loss from operations                                                   (647)         (7,298)         (20,953)        (66,416)
Loss associated with investments                                          -               -                -         (15,619)
Interest income, net                                                      1              91            1,289          11,071
                                                                          -              --            -----          ------
Net loss                                                               (646)         (7,207)         (19,665)        (70,964)
Accretion of redemption value of mandatorily redeemable
     converted preferred stock                                            -             (14)            (773)              -
Net loss applicable to common stockholders                            $(646)        $(7,222)        $(20,438)       $(70,964)
                                                                       =====         =======         ========        ========
Basic and diluted net loss per share applicable
     to common stockholders                                          $ (.09)        $ (0.88)        $ (1.29)         $ (1.81)
                                                                       =====          ======          ======           ======
Weighted average shares used in computation of basic
     and diluted net loss per share applicable to
     common stockholders                                              7,005           8,185           15,886          39,292
Pro forma basic and diluted net loss per share                                      $ (0.45)        $  (0.69)       $  (1.81)
                                                                                      ======           ======          ======
Weighted average shares used in computation
     of basic and diluted net loss per share                                         16,155           28,526          39,292


                                                                                        As of December 31,

                                                                       1997            1998             1999            2000
                                                                       ----            ----             ----            ----
Balance Sheet Data:

Cash, cash equivalents and marketable securities                     $  498        $  4,171         $ 74,396        $199,437
Total assets                                                            795           7,834           99,862         385,677
Long-term obligations, including current portion                          -           1,437            5,493          10,082
Working capital                                                        (227)          2,069           65,810         191,360
Redeemable preferred stock                                                -           9,867                -               -
Total stockholders equity (deficit)                                      52          (6,118)          80,366         352,284

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
          Results of Operations
          ---------------------

Overview

     We are a leading global provider of Internet-based voice and fax services. From our inception in July 1997 through April 1998, our operating activities were focused primarily on:

     o developing monitoring and analysis software to enable us to efficiently and cost effectively route voice over the Internet which we refer to as BestValue Routing;

     o developing relationships with affiliates throughout the world to establish the global reach of ITXC.net;

     o developing additional business strategies to supplement our affiliate network; and

     o    hiring our initial employee group.


     In April 1998, we launched our first service delivered over ITXC.net--our WWeXchange service. Our operations since that time have included:

     o increasing our voice traffic, from 2,746 minutes during April 1998 to approximately 355 million minutes carried through our WWeXchange service during the quarter ended December 31, 2000;

     o refining our monitoring and analysis software in order to achieve BestValue Routing;

     o expanding our affiliate network to 211 affiliates at January 31, 2001 and increasing the global reach of ITXC.net; and

     o increasing our employee headcount, from 29 employees on April 1, 1998 to 303 employees on January 31, 2001.

     To date, our primary sources of revenue have been the fees that we receive from customers for terminating calls, that they have originated, on the Internet. Our revenue for terminating calls over ITXC.net has depended primarily upon the following factors:

     o the volume of voice traffic carried over ITXC.net, which is measured in terms of minutes of voice traffic;

     o the mix of voice traffic carried over ITXC.net, which reflects the fact that calls made over certain routes will generate greater revenues than calls of a similar duration made over other routes; and

     o pricing pressures resulting from competitive conditions in our markets.


     Increased competition from other providers of Internet telephony services and traditional telephony services could materially adversely affect revenue in future periods.

     We have also received revenues from the subscriber services that we have provided in our webtalkNOW! service since December 1999 and from the subscriber and e-commerce services that we have provided since October 2000 pursuant to our eFusion acquisition. Revenues from these services, $2.1 million for the quarter ended December 31, 2000, consist of minute based revenue, subscriber based revenue and revenue per "push".

     We received consulting revenue derived from a market trial agreement that we entered into with a third-party shortly after our inception in order to generate funds to sustain operations. Under that agreement, we earned a portion of the revenue ratably over the term of the agreement and the remainder of the revenue as we met specific milestones. We do not consider it likely that we will have future significant consulting revenue.

     To date, we have derived a significant portion of our revenue from a small number of customers. The loss of a major customer could have a material adverse effect on our business, financial condition, operating results and future prospects.

     Our operating expenses have been primarily:

     o Data Communications and Telecommunications Expenses. Internet-related expenses, consisting primarily of:

          o costs associated with sending voice traffic over the Internet, primarily fees that we pay to our affiliates to terminate or assist us in terminating calls, fees that we pay when we find it necessary to utilize the traditional telephone network or private data networks to terminate calls and expenses incurred in connecting our customers to our network; these expenses are largely proportional to the volume of voice traffic carried over our network; and

          o costs associated with buying Internet access at ITXC-operated locations; these costs are largely proportional to the bandwidth of access acquired and do not typically vary based upon volume of voice traffic until additional bandwidth needs to be acquired.

     o Network Operations Expenses. Expenses associated with operating the network, consisting primarily of the salaries, payroll taxes and benefits that we pay for those employees directly involved in the operation of ITXC.net and related expenses. From the date of our eFusion acquisition, network operations expenses also include related expenses incurred to operate eFusion's services. We expect to eliminate certain duplicative network operations expenses resulting from that acquisition by the second quarter of 2001.

     o Selling, General and Administrative Expenses. There are three components of selling, general and administrative expenses, consisting of the following:

       o Sales and Marketing Expenses. Salaries, payroll taxes, benefits and commissions that we pay for sales personnel and expenses associated with the development and implementation of our promotion and marketing campaigns. We anticipate that sales and marketing expenses will increase in the future as we expand our internal sales force, hire additional marketing personnel and increase expenditures for promotion and marketing. We expect that such expenses will also increase as telecommunications revenue increases.

        o Development Expenses. Salary, payroll tax and benefit expenses that we pay for employees and consultants who work on the development of our network management approaches, e-commerce services and future applications of our technology. We believe that investing in the enhancement of our technology is critical to our future success. We expect that our development expenses will increase in future periods, based upon various factors, including:

            o    the importance to us of BestValue Routing;

            o    the pace of technological change in our industry; and

            o    our goal of expanding the applications of our technology.

      o General and Administrative Expenses. Salary, payroll tax and benefit expenses and related costs for general corporate functions, including executive management, administration, facilities, information technology and human resources, together with accounts receivable reserves. We expect that general and administrative expenses will increase in the future as we hire additional personnel and incur additional costs related to the growth of our business and operations. In addition, we expect to expand our facilities and incur associated expenses to support our anticipated growth.

     o Non-Cash Employee Compensation Expenses. Non-cash employee compensation represents compensation expense incurred in connection with the grant of certain stock options to our employees with exercise prices less than the fair value of our Common Stock at the respective dates of grant. During 1999, but prior to our initial public offering, we granted options to purchase 3,413,500 shares of our Common Stock at exercise prices equal to or less than fair value, resulting in non-cash charges of approximately $12.4 million. Similarly, in connection with our eFusion acquisition during 2000, we were required to take non-cash charges of approximately $0.7 million in connection with options granted in exchange for options previously granted by eFusion. Our non-cash employee compensation charges will be expensed, generally over the next three to seven years, in connection with the underlying vesting periods of the options granted.

     The eFusion acquisition was consummated on October 12, 2000; in that transaction, we issued approximately 5.3 million shares of our common stock and accounted for the transaction as a purchase. We recognized $101.5 million of goodwill and other intangibles of $32.0 million, which will all be amortized over a period of five years. In addition to the amortization charge that we recognized in the fourth quarter, we also wrote off $14.8 million of in-process research and development. The amount allocated to in-process research and development was determined by an independent third party valuation, as technological feasibility had not been established and the technology had no alternative future use as of the date of acquisition.

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

     We anticipate that from time to time our operating expenses may increase on a per minute basis as a result of decisions to route additional traffic over the traditional telephone network or private data networks in order to maintain quality transmissions during relatively short periods of time as we transition our network to increased levels of capacity. During these periods, we occasionally experience reductions in volume from certain customers. Historically, we have satisfactorily resolved these transition issues. However, in the future other anticipated or unanticipated operating problems associated with the growth of ITXC.net may develop.

     Since our inception in July 1997, we have experienced operating losses in each quarterly and annual period and negative cash flows from operations in each quarter since we commenced offering services over ITXC.net in April 1998. As of December 31, 2000, we had an accumulated deficit of $98.5 million. The profit potential of our business is unproven, and our limited operating history makes an evaluation of us and our prospects difficult. We may not achieve profitability or, if we achieve profitability, we might not sustain profitability.

     In February 2000, we recast our relationship with our partner in our South American joint venture. We issued 150,000 shares of our Common Stock for: (1) equity in a private affiliate of our joint venture partner; (2) a termination of the puts and calls which previously could have required substantial cash or equity outlays by us; and (3) certain contractual commitments by the parties. As part of that transaction, we terminated our joint venture agreement and the license agreement that we previously furnished to the joint venture. However, we have not experienced a material change in our service to the carriers in the territory previously serviced by the joint venture, since the new arrangement contemplates the continuation of service to those carriers.

     From an accounting perspective, during the year ended December 31, 2000, we recorded a charge of $8.2 million, representing the difference between the value of the 150,000 shares issued by ITXC, valued as of the time of the transaction, and the value of the equity received by ITXC. An additional charge of $7.4 million was recognized in the fourth quarter of 2000, to reduce our investment in TeleNova to $500,000, reflecting an other-than temporary decline in such investment.

Results of Operations for the Years Ended December 31, 1998, 1999 and 2000

     Revenue

     Our revenue (other than consulting revenue) for the years ended December 31, 1998, 1999 and 2000 was $1.2 million, $24.4 million and $84.8 million, respectively. We were able to achieve this increase despite our decision to terminate services to certain customers. See "- Operating Expenses - Selling, General and Administrative Expenses." The principal aspect of this increase was the increased revenue generated from our WWeXchange service, which provides international call completion to ITXC's customers and enables them to offer their own customers phone-to-phone global voice service. Our WWeXchange service was responsible for $80.4 million of revenues during the year ended December 31, 2000, as compared with $24.4 million during 1999. During 2000, revenues from our webtalkNOW! service (a PC-to-telephone service which allows Internet portals, Internet service providers and web sites to offer web-to-phone calling to their customers under their own brands), our call completion service and our Push to Talk services amounted to $4.4 million.

     We carried 957 million minutes of traffic over ITXC.net in 2000, as compared with 150 million minutes during 1999. Of the total minutes, 767 million minutes were carried through ITXC's WWeXchange service and 190 million minutes were provided through our webtalkNOW! service.

     Revenues from the webtalkNOW! service were less than expected during 2000. Our webtalkNOW! customers had, in most cases, business models that were dependent on significant advertising revenues from "dot.com" companies. Those companies (our customers' customers) were dramatically impacted by setbacks in the capital markets during the last nine months of 2000.

     Our consulting revenue increased from $653,000 during 1998 to $988,000 during 1999. Our periodic receipt of consulting revenues reflected the accomplishment of various performance requirements under our market trial agreement. We did not earn any consulting revenue during 2000 and do not expect to earn substantial consulting revenue in subsequent periods.

     Operating Expenses

     Data Communications and Telecommunications Expenses. We did not incur data communications and telecommunications expenses until we began providing service over ITXC.net in April 1998. During the year ended December 31, 1998, such expenses amounted to $2.0 million, as compared to telecommunications revenue of $1.2 million during that period. During the year ended December 31, 1999, such expenses amounted to $23.1 million, compared to telecommunications revenue of $24.4 million. During the year ended December 31, 2000, such expenses amounted to $74.9 million, compared to telecommunications revenue of $84.8 million. The increase in the dollar amount of such costs during 2000 primarily reflected the increased traffic during 2000 as well as costs associated with establishing a new network hub in Jersey City, New Jersey during the first quarter of 2000 and expanding that hub later during the year, establishing a new network hub in London, England during the second quarter of 2000, and establishing and increasing capacity at ITXC's other hubs in anticipation of future growth in traffic.

     Cost of Consulting Revenue. We did not incur any expenses under our market trial agreement during any of the periods described in this Annual Report other than the year ended December 31, 1998. During that period, the cost of consulting revenue amounted to $192,000, representing 29% of consulting revenue. Since 1998, we were only required to present an update report, which we provided in 1999.

     Network Operations Expenses. Network operations expenses increased from $1.3 million during the year ended December 31, 1998 to $3.2 million during the year ended December 31, 1999 and to $5.8 million during the year ended December 31, 2000. Expenses during 1998, representing 107% of our telecommunications revenue, were incurred in preparing for the implementation of our WWeXchange service in April 1998 and in the initial delivery of that service. During 1999 and 2000, such expenses primarily reflected the cost of operating our 24-hours-a-day, 7-days-a-week network operations center in Princeton, New Jersey, as well as start-up costs associated with the Jersey City, New Jersey and London hubs, and represented 13.2% of telecommunications revenue in 1999 and 6.9% of telecommunications revenue in 2000. In general, network operations expenses are not proportional to the volume of our traffic; regardless of our volume, we are required to pay the salaries and related costs associated with operating our network operations center in Princeton and operating our e-commerce service function in Beaverton, Oregon.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $5.1 million during the year ended December 31, 1998 to $14.8 million during the year ended December 31, 1999 and $30.1 million during the year ended December 31, 2000. The increases reflected
(1) enhanced sales and marketing efforts that we undertook as our network expanded, (2) growth in our sales and marketing staffs, (3) commissions paid on increasing telecommunications revenue, (4) our hiring of employees and engaging of consultants for development tasks, (5) a substantial increase in the number of general and administrative personnel hired to support our growth and (6) expenses associated with our eFusion business incurred after the acquisition of that company in October 2000.

     The increase in selling, general and administrative expenses during 1999 and 2000 also included charges of $2.6 million and $3.5 million, respectively, representing additional accounts receivable reserves and write-offs. These charges reflect general industry trends and the discontinuance of service to certain significant customers because of their failure to meet their payment obligations. Furthermore, during March, 2001, it became necessary for us to discontinue service to another substantial customer (representing $2.7 million of revenues during January and February of 2001), as a result of its failure to meet payment obligations. At that time, our account receivable for such customer amounted to $2.1 million. We expect to take an additional charge with respect to this customer in our March 31, 2001 consolidated financial statements. We do not expect any material revenue impact from these matters. Such expectation represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ from such expectation as a result of a number of factors, including the extent to which we are able to attract new customers to ITXC.net, the extent to which we are able to expand the utilization of ITXC.net by other existing customers, our capacity constraints and the mix of traffic that we carry in future periods.

     As a percentage of revenues, selling, general and administrative expenses decreased from 58.2% in 1999 to 35.5% in 2000, reflecting the leveraging of such expenses over our significantly increased revenue base. As our revenues continue to grow, we expect selling, general and administrative expenses to decrease as a percentage of revenues. Such expectation represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ from such expectation as a result of a number of factors, including the extent to which we incur unanticipated expenses associated with revenue growth and other factors referred to in our filings with the SEC.

     Depreciation

     Depreciation expense increased from $345,000 in 1998 to $2.5 million in 1999 and $11.1 million in 2000, reflecting the expansion of our network and hubs and the addition of new technologies deployed throughout our network. As a percentage of revenue, depreciation expense was 18.2% in 1998, 9.7% in 1999 and 13.1% in 2000, reflecting our efforts to build our infrastructure to support future growth.

     Amortization and Write-Off of Intangibles

     We recorded $101.5 million of goodwill in connection with our acquisition of eFusion, which was accounted for as a purchase transaction. For 2000, we amortized $5.1 million of this goodwill. In addition, we recorded other intangibles of $32 million, of which $1.6 million was amortized in 2000 and the balance of which will be amortized over five years. We also wrote off $14.8 million of in-process research and development associated with our eFusion acquisition. Because the eFusion acquisition was accounted for as a purchase transaction, eFusion's results of operations are included in our consolidated financial statements solely for the period from October 12, 2000 through December 31, 2000.

     Non-Cash Employee Compensation Expenses

     Non-cash employee compensation expense increased from $194,000 during the year ended December 31, 1998 to $2.7 million during the year ended December 31, 1999 and $4.9 million during the year ended December 31, 2000, representing amortization of deferred compensation incurred in connection with the grant of options at exercise prices less than fair value.

     Interest Income, Net

     Our interest income, net principally represents income from cash and investments which, in turn, were derived from capital contributions made by our investors. In addition to the capital invested near the inception of our business, we raised net proceeds of $9.9 million and $14.9 million from a group of investors in private transactions completed during April 1998 and February 1999, respectively, we raised net proceeds of $78.4 million from our initial public offering completed in October 1999 and we raised net proceeds of $161.4 million from our follow-on public offering completed in March 2000. During the year ended December 31, 1998, interest generated from capital contributions exceeded by $91,000 the interest that we paid on our line of credit and non-cash interest related to the issuance of common stock warrants in connection with bridge financing provided by two officers. During the years ended December 31, 1999 and

2000, the interest on our marketable securities, including the interest earned on the proceeds from our initial and follow-on public offerings, exceeded the interest that we paid on our line of credit and capital leases by $1.3 million and $11.1 million, respectively.

     Loss Associated with Investments and Joint Venture

     During the year ended December 31, 2000, we incurred non-cash charges of $15.6 million relating to the modifications made in our South American joint venture. Approximately $8.2 million of these charges reflected the difference between the value of our stock that we issued at the time of such modifications and the value of the capital stock that we received in exchange for that stock (valued as of the time of the transaction). The balance of these charges relates to a reduction in the value of the shares that we received, reflecting an other-than temporary decline in such investment. See Note 1 of the Notes to ITXC's Consolidated Financial Statements presented elsewhere in this Annual Report.

     Quarterly Financial Information

     The following table sets forth certain operating data and consolidated statements of operations data for our most recent eight quarters. The financial information has been derived from our unaudited consolidated financial statements. In our management's opinion, this unaudited financial information has been prepared on the same basis as the annual consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented. This information should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                             Three Months Ended
                                                             ------------------
                                           March 31,     June 30,      Sept. 30,       Dec. 31,
                                            1999          1999           1999            1999
                                                               (in thousands)
Minutes of traffic over ITXC.net ..        11,000         24,000         43,000         72,000
Revenue:
Telecommunications revenue ........      $  2,429       $  4,335       $  6,549       $ 11,109
Consulting revenue ................           688            300           --             --
                                         --------       --------       --------       --------

Total revenue .....................         3,118          4,635          6,549         11,109
Costs and expenses:
Data communications and
telecommunications ................         2,528          4,362          6,242          9,963
Network operations ................           546            736            882          1,054
Selling, general and administrative         2,558          3,117          4,031          5,072
Depreciation and amortization .....           278            421            655          1,203
Non-cash employee compensation ....           217            471          1,066            962
                                         --------       --------       --------       --------

Total costs and expenses ..........         6,128          9,107         12,876         18,254
                                         --------       --------       --------       --------

Loss from operations ..............        (3,010)        (4,472)        (6,327)        (7,145)
Interest income, net ..............            41            114             37          1,096
                                         --------       --------       --------       --------

Net loss ..........................      $ (2,969)      $ (4,358)      $ (6,289)      $ (6,049)

Loss per share ....................      $  (0.12)      $  (0.16)      $  (0.22)      $  (0.17)


                                                                      Three Months Ended
                                                                      ------------------
                                                     March 31,       June 30,      Sept. 30,       Dec. 31,
                                                      2000            2000           2000            2000
                                                              (in thousands except per share data)
Minutes of traffic over ITXC.net ............        131,000         201,000         270,000         355,000
Revenue:
Telecommunications revenue ..................      $  15,066       $  18,619       $  23,505       $  27,593
                                                   ---------       ---------       ---------       ---------

Costs and expenses:
Data communications and
telecommunications ..........................         13,653          16,543          20,688          23,975
Network operations ..........................          1,387           1,036           1,313           2,100
Selling, general and administrative .........          5,932           6,534           6,896          10,741
Depreciation and amortization ...............          1,837           2,516           3,294          13,076
Purchased in process research and development           --              --              --            14,805
Non-cash employee compensation ..............          1,055           1,065             904           1,848
                                                   ---------       ---------       ---------       ---------

Total costs and expenses ....................         23,865          27,694          33,095          66,545

Loss from operations ........................         (8,799)         (9,075)         (9,590)        (38,952)
Loss associated with investments ............         (8,195)           --              --            (7,424)
Interest income, net ........................          1,348           3,246           3,356           3,121

Net loss ....................................      $ (15,646)      $  (5,829)      $  (6,234)      $ (43,255)

Loss per share ..............................      $   (0.43)      $   (0.15)      $   (0.16)      $   (1.00)

Liquidity and Capital Resources

     Prior to our initial public offering, we financed our operations primarily through the private placement of our capital stock and, to a lesser extent, through equipment financing. Net proceeds from our initial public offering, including proceeds resulting from the exercise by the underwriters of their over-allotment option, were $78.4 million. This capital was supplemented by net proceeds of $161.4 million raised upon consummation of our March 2000 follow-on offering of Common Stock.

     Net cash provided by financing activities was $11.0 million for the year ended December 31, 1998, $93.6 million for the year ended December 31, 1999 and $161.8 million for the year ended December 31, 2000 and was primarily attributable to net proceeds from the issuance of our capital stock.

     Net cash used in operating activities amounted to $5.3 million, $16.2 million and $23.7 million for the years ended December 31, 1998, 1999 and 2000, respectively. Cash used in operating activities in these periods was primarily the result of net operating losses and increased accounts receivable, partially offset by increases in accounts payable and accrued liabilities.

     Net cash used in investing activities was $2.3 million for the year ended December 31, 1998, $32.4 million for the year ended December 31, 1999 and $150.4 million for the year ended December 31, 2000. Cash used in investing activities was primarily related to the purchases of property and equipment and purchases of investments with the proceeds of our initial public offering and follow-on offering.

     As of December 31, 2000, our principal commitments consisted of obligations outstanding under operating and capital leases. At that date, future minimum payments for non-cancelable leases includes required payments of $6.1 million during 2001 and $25 million for years 2002-2005 and thereafter under all leases. We anticipate a substantial increase in capital expenditures and lease commitments consistent with the anticipated growth in operations, infrastructure and personnel.

     We maintain a credit agreement that provides a committed line of credit from a financial institution in the aggregate amount of $10.0 million. We are permitted to use any portion of that commitment under a revolving line of credit for working capital or under an equipment sub-line for the purchase of certain capital equipment and related software. This credit agreement is collateralized by substantially all of our assets. We are permitted to borrow under the credit agreement until June 2001. At that time, we must repay the outstanding working capital loans unless that revolving line is extended. Loans outstanding under the equipment sub-line are due and payable 36 months after the final draw under the equipment sub-line.

     Interest accrues at a floating rate per annum equal to the higher of our lender's published prime rate and the weighted average federal funds rate available to our lender plus 0.5%.

     The credit agreement contains customary financial and other covenants and may be terminated by our lender 45 days after the occurrence of certain mergers, acquisitions and investments. As of December 31, 2000, we were in compliance with all but one of the covenants under our credit agreement. Subsequently, our non-compliance was waived.

     We have arranged for financing in the ordinary course for gateway equipment, switching equipment and general office equipment, from third parties and vendors. See Notes 10 and 11 of the Notes to our Condensed Consolidated Financial Statements contained elsewhere in this Annual Report.

     Our capital requirements depend on numerous factors, including market acceptance of our services, the responses of our competitors, the resources allocated to ITXC.net and the development of future applications of our technology, our success in marketing and selling our services, and other factors. We have experienced substantial increases in our capital expenditures since our inception, consistent with growth in our operations and staffing, and we anticipate that our capital expenditures will continue to increase in the future. We will evaluate possible acquisitions of, or investments in, complementary businesses, technologies or services and plan to expand our sales and marketing programs. Any such possible acquisition may be material and may require us to incur a significant amount of debt or issue a significant number of equity securities. Further, any businesses that we acquire will likely have their own capital needs, which may be significant, which we would be called upon to satisfy independent of the acquisition price. We currently believe that our available cash and cash equivalents will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. This statement represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from our expectations. We may need to raise additional funds in order to fund more rapid expansion, to develop new or enhance existing services, to respond to competitive pressures or to acquire or invest in complementary business, technologies or services. Additional funding may not be available on favorable terms or at all.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. As we do not currently engage in derivatives or hedging transactions, we believe that there will be no current impact to our results of operations, financial position or cash flows upon the adoption of SFAS No. 133.


     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," and further amended it to defer the effective date. The SAB provides the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. We were required to adopt the provisions of this staff accounting bulletin in the fourth quarter of 2000. The adoption of SAB 101 did not have a material impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
------------------------------------------------------------------

     We had investments of approximately $189.9 million as of December 31, 2000, in certain marketable securities, which primarily consisted of short-term fixed income investments. Due to the short-term nature of our investments we believe that the effects of changes in interest rates are limited and would not have a material impact on our financial condition or operating results.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

     We have set forth our annual financial statements on the "F" pages that follow this page. The index of our financial statements is set forth in Item 14 of this Annual Report.

Report of Independent Auditors

Board of Directors and Stockholders
ITXC CORP AND SUBSIDIARIES


We have audited the accompanying consolidated balance sheets of ITXC Corp and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ITXC Corp and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.



                                                     /s/ Ernst & Young LLP

MetroPark, New Jersey
February 9, 2001, except
for Note 18, as to which
the date is March 12, 2001

Consolidated Balance Sheets
ITXC CORP AND SUBSIDIARIES

                                                                                                 December 31,
                                                                                    ----------------------------------
                                                                                            1999             2000
----------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
 Cash and cash equivalents                                                           $    49,017,768   $   36,768,527
 Marketable securities                                                                    25,378,297      162,667,823
 Accounts receivable, net of allowance of $1,284,000 in 1999
  and $2,124,000 in 2000                                                                   5,738,804       17,799,511
 Prepaid expenses and other current assets                                                 1,298,102        3,091,187
----------------------------------------------------------------------------------------------------------------------
 Total current assets                                                                     81,432,971      220,327,048
 Property and equipment, net                                                              15,411,656       37,957,981
 Goodwill, net of amortization of $5,075,599 in 2000                                              --       96,437,788
 Other intangibles, net of amortization of $1,597,650 in 2000                                     --       30,355,350
 Other assets                                                                              3,016,982          598,339
----------------------------------------------------------------------------------------------------------------------
Total assets                                                                         $    99,861,609   $  385,676,506
                                                                                    ----------------------------------
Liabilities and stockholders' equity
Current liabilities:
 Accounts payable                                                                    $    10,403,227   $   15,818,732
 Accrued expenses and other current liabilities                                            3,157,229        6,597,431
 Customer deposits                                                                           442,240          894,199
 Equipment line of credit                                                                         --        1,723,191
 Current portion of capital lease obligations                                              1,620,317        3,933,671
----------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                 15,623,013       28,967,224
Equipment line of credit                                                                   1,723,191               --
Capital lease obligations, less current portion                                            2,149,177        4,425,322
Commitments and contingencies
Stockholders' equity:
 Preferred Stock, $.001 par value, authorized 15,000,000 shares;
  issued and outstanding none in 1999 and 2000                                                    --               --
 Common Stock, $.001 par value, authorized 400,000,000 shares; issued and
  outstanding, 35,816,401 shares in 1999; and 45,047,143 shares in 2000                       35,816           45,046
 Additional paid-in capital                                                              118,089,750      455,087,203
 Deferred employee compensation                                                          (10,240,858)      (5,134,356)
 Accumulated other comprehensive income                                                           --          768,804
 Accumulated (deficit)                                                                   (27,518,480)     (98,482,737)
----------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                80,366,228      352,283,960
----------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                           $    99,861,609   $  385,676,506
                                                                                    ----------------------------------

See accompanying notes.

Consolidated Statements of Operations
ITXC CORP AND SUBSIDIARIES


                                                                                            Year ended December 31,
                                                                        -------------------------------------------------------
                                                                              1998                    1999             2000
-------------------------------------------------------------------------------------------------------------------------------
Revenue:
 Telecommunications revenue                                             $   1,238,008      $       24,423,162   $   84,783,282
 Consulting revenue                                                           652,944                 988,232               --
-------------------------------------------------------------------------------------------------------------------------------
Total revenue                                                               1,890,952              25,411,394       84,783,282
Costs and expenses:
 Data communications and telecommunications                                 2,016,757              23,095,225       74,858,629
 Cost of consulting revenue                                                   192,203                      --               --
 Network operations                                                         1,320,587               3,219,039        5,836,347
 Selling, general and administrative                                        5,120,944              14,778,207       30,103,257
 Depreciation                                                                 344,587               2,472,128       11,090,548
 Amortization of intangibles                                                       --                  84,308        9,632,129
 Purchased in-process research and development                                     --                      --       14,805,000
 Non-cash employee compensation                                               194,288               2,715,862        4,873,135
-------------------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                                    9,189,366              46,364,769      151,199,045
-------------------------------------------------------------------------------------------------------------------------------
Loss from operations                                                       (7,298,414)            (20,953,375)     (66,415,763)
Loss associated with investments                                                   --                      --      (15,619,000)
Interest income                                                               230,538               1,495,800       11,783,418
Interest expense                                                             (139,575)               (207,160)        (712,912)
-------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                   (7,207,451)            (19,664,735)     (70,964,257)
Accretion of redemption value of mandatorily redeemable
 convertible preferred stock                                                  (14,217)               (772,795)              --
-------------------------------------------------------------------------------------------------------------------------------
Net loss applicable to common stockholders                              $  (7,221,668)     $      (20,437,530)  $  (70,964,257)
                                                                        -------------------------------------------------------
Basic and diluted net loss per share applicable
 to common stockholders                                                 $       (0.88)     $            (1.29)  $        (1.81)
                                                                        -------------------------------------------------------
Weighted average shares used in computation of basic and diluted
 net loss per share applicable to common stockholders                       8,184,556              15,885,883       39,292,353
Pro forma basic and diluted net loss per share (unaudited)              $       (0.45)     $            (0.69)  $        (1.81)
                                                                        -------------------------------------------------------
Weighted average shares used in computation of pro forma basic
 and diluted net loss per share (unaudited)                                16,154,670              28,525,619       39,292,353

See accompanying notes.

Consolidated Statements of Stockholders' Equity
ITXC CORP AND SUBSIDIARIES


                                                              Series A Convertible                                     Additional
                                                                Preferred stock              Common Stock                Paid-in
For the years ended 1998, 1999 and 2000                        Shares     Amount        Shares           Amount          Capital
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                                      278,000      278      7,800,000     $        7,800  $    1,447,822
Conversion of Series A Stock and Preferred Warrant
 to Common Stock                                               (278,000)    (278)       556,000                556            (278)
Repayment of subscription receivable                                                         --                 --            (900)
Issuance of Common Stock for services                                --       --         25,000                 25          10,600
Utilization of software credit                                       --       --             --                 --              --
Accretion of redemption value of mandatorily
 redeemable convertible preferred stock                              --       --             --                 --         (14,217)
Deferred non-cash employee compensation                              --       --             --                 --         760,489
Amortization of non-cash deferred
 employee compensation                                               --       --             --                 --              --
Non cash interest expense                                            --       --             --                 --          90,000
Net loss                                                             --       --             --                 --              --
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                                           --       --      8,381,000     $        8,381  $    2,293,516
Accretion of redemption value of mandatorily
 redeemable convertible preferred stock                              --       --             --                 --        (772,795)
Deferred non-cash employee compensation                                                      --                 --      12,390,519
Amortization of non-cash deferred employee compensation              --       --             --                 --              --
Issuance of common stock for exercise of warrants                                     1,444,000              1,444            (722)
Issuance of common stock for exercise of options                     --       --        613,743                614         219,285
Issuance of common stock for initial public offering                 --       --      7,187,500              7,187      78,407,034
Conversion of mandatorily redeemable convertible
 preferred stock to common stock                                     --       --     18,190,158             18,190      25,552,913
Net loss                                                             --       --             --                 --              --
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                                           --       --     35,816,401  $          35,816  $  118,089,750
Cancellation of options                                              --       --             --                 --        (966,609)
Amortization of non-cash employee compensation                       --       --             --                 --              --
Issuance of common stock for exercise of options                     --       --      1,676,722              1,677       1,080,248
Issuance of common stock and options for acquisition of              --       --      5,340,105              5,340     157,521,901
 eFusion
Issuance of common stock for joint venture exit agreement            --       --        150,000                150      16,118,850
Issuance of common stock for employee stock purchase plan            --       --         63,915                 63         654,835
Issuance of common stock for secondary public offering               --       --      2,000,000              2,000     161,379,450
Adjustment to reflect short swing sale                               --       --             --                 --       1,208,778
Unrealized gain on available for sale securities                     --       --             --                 --              --
Net loss                                                             --       --             --                 --              --
Total comprehensive loss
Balance, December 31, 2000                                           --       --     45,047,143  $          45,046  $  455,087,203
-----------------------------------------------------------------------------------------------------------------------------------
See accompanying notes.

                         Deferred
Software Credit          Employee       Subscription   Accumulated          Accumulated Other
Subscription           Compensation     Receivable        Deficit        Comprehensive Income         Total
-------------------------------------------------------------------------------------------------------------------
  (757,000)                   --           (900)  $      (646,294)             --               $      51,706


     --                       --             --                --              --                          --
     --                       --            900                --              --                          --
     --                       --             --                --              --                      10,625
   757,000                    --             --                --              --                     757,000


     --                       --             --                --              --                          --
     --                 (760,489)            --                --              --                     (14,217)


     --                  194,288             --                --              --                     194,288
     --                       --             --                --              --                      90,000
     --                       --             --        (7,207,451)             --                  (7,207,451)
-------------------------------------------------------------------------------------------------------------------
     --            $    (566,201)            --   $    (7,853,745)             --               $  (6,118,049)


     --                       --             --                --              --                    (772,795)
     --              (12,390,519)            --                --              --                          --
     --                2,715,862             --                --              --                   2,715,862
     --                       --             --                --              --                         722
     --                       --             --                --              --                     219,899
     --                       --             --                --              --                  78,414,221


     --                       --             --                --              --                  25,571,103
     --                       --                      (19,664,735)             --                 (19,664,735)
-------------------------------------------------------------------------------------------------------------------
     --            $ (10,240,858)            --   $   (27,518,480)             --               $  80,366,228
     --                  966,609             --                --              --                          --
     --                4,873,134             --                --              --                   4,873,134
     --                       --             --                --              --                   1,081,925
     --                 (733,241)            --                --              --                 156,794,000
     --                       --             --                --              --                  16,119,000
     --                       --             --                --              --                     654,898
     --                       --             --                --              --                 161,381,450
     --                       --             --                --              --                   1,208,778
     --                       --             --                --         768,804                     768,804
     --                       --             --       (70,964,257)             --                 (70,964,257)
                                                                                              ----------------
                                                                                                  (70,195,453)
     --            $  (5,134,356)            --   $   (98,482,737)    $   768,804             $   352,283,960
-------------------------------------------------------------------------------------------------------------------

Consolidated Statements of Cash Flows
ITXC CORP AND SUBSIDIARIES




                                                                                           Year ended December 31,
                                                                      ----------------------------------------------------------
                                                                               1998                 1999               2000
--------------------------------------------------------------------------------------------------------------------------------
Operating activities
Net loss                                                               $  (7,207,451)     $      (19,664,735)  $   (70,964,257)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization                                              344,587               2,556,436        20,722,677
  Purchased in-process research and development                                   --                      --        14,805,000
  Provision for doubtful accounts                                            172,475               2,600,554         3,514,259
  Loss associated with investment                                                 --                      --        15,619,000
  Amortization of non-cash deferred employee compensation                    194,288               2,715,862         4,873,135
  Issuance of common stock for services                                       10,625                      --                --
  Non-cash interest expense                                                   90,000                      --                --
  Amortization of original issue discounts                                        --                (510,582)       (2,690,095)
  Changes in operating assets and liabilities:
    Increase in accounts receivable                                         (673,214)             (7,838,619)      (15,335,902)
    Increase in prepaid expenses and other assets                           (127,446)             (1,218,042)       (1,384,197)
    Increase in accounts payable and accrued expenses                      1,315,057               5,801,871         6,711,816
    Increase (decrease) in customer deposits                                 589,556                (588,492)          451,959
--------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                     (5,291,523)            (16,145,747)      (23,676,605)
--------------------------------------------------------------------------------------------------------------------------------

Investing activities
Purchase of property and equipment                                        (2,073,696)             (4,714,757)      (24,732,996)
Purchase of service contract rights                                               --              (3,035,057)          (14,983)
Cash of business acquired for stock, net of acquisition costs                     --                      --         8,175,745
Purchase of available for sale securities                                   (200,000)            (64,367,815)     (411,378,601)
Maturities of available for sale securities                                       --              39,700,000       277,547,974
--------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                     (2,273,696)            (32,417,629)     (150,402,861)
Financing activities
Proceeds from equipment line of credit                                     1,200,000                 523,191                --
Proceeds from stockholder note                                               750,000                      --                --
Repayment of capital lease obligations                                       (13,927)               (479,710)       (2,287,089)
Repayment of line of credit                                                       --                      --          (209,737)
Proceeds from short swing sale                                                    --                      --         1,208,778
Proceeds from exercise of stock options                                          900                 220,621         1,081,925
Proceeds from issuance of common stock related to
 employee stock purchase plan                                                     --                      --           654,898
Issuance of convertible preferred stock                                    9,101,606              14,931,584
Proceeds from public offerings                                                    --              78,414,221       161,381,450
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                 11,038,579              93,609,907       161,830,225
--------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                                3,473,360              45,046,531       (12,249,241)
Cash and cash equivalents at beginning of year                               497,877               3,971,237        49,017,768
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                               $   3,971,237      $       49,017,768   $    36,768,527
                                                                      ----------------------------------------------------------
Supplemental disclosures of cash flow information
Cash paid for interest                                                 $      36,446      $          223,834   $       712,912
                                                                      ----------------------------------------------------------
Fixed assets financed by capital leases                                $     251,000      $        4,014,000   $     6,876,588
                                                                      ----------------------------------------------------------
See accompanying notes.

Notes to Consolidated Financial Statements
ITXC CORP AND SUBSIDIARIES


1. Organization and Nature of Business

ITXC Corp (the "Company") is a Delaware corporation, incorporated on July 21, 1997. The Company was founded for the purpose of providing Internet voice, fax and voice-enabled services primarily to traditional telephone companies, Internet service providers and telecommunications resellers, under the brand name WWeXchange for which revenues commenced in 1998. The Company operates in one business segment.

Public Offerings

On October 1, 1999, the Company completed an initial public offering (IPO) of
7.2 million shares of Common Stock at a price of $12.00 per share, generating net proceeds of approximately $78.4 million. Under the Company's Certificate of Incorporation, all outstanding shares of Series B Redeemable Convertible Preferred Stock and Series C Redeemable Convertible Preferred Stock were converted into shares of Common Stock on a two-for-one basis (reflecting the stock split described in Note 12), effective upon the closing of the Company's IPO, resulting in the issuance of an additional 18.2 million shares of Common Stock.

On March 15, 2000, the Company completed a public offering of Common Stock at a price of $85 per share. The Company sold 2 million shares, generating net proceeds to the Company of approximately $161.4 million, while certain stockholders sold 2 million previously unregistered shares. Certain of these shares were sold by an executive officer of the Company within six months after his minor children had acquired shares of the Company's Common Stock. In accordance with SEC rules, the officer remitted $1.2 million to the Company in April, 2000. Such amount is included in additional paid in capital.

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

In July 1998, the Company obtained a 49% interest in ITXC Comunicacoes Ltda ("ITXC Ltda"), a newly formed Brazilian joint venture, in consideration of rights to certain technology, which will provide exchange carrier long-distance services in Brazil. The Company's ownership interest in ITXC Ltda is accounted for under the equity method of accounting. The ITXC Ltda joint venture agreement, as amended, provided for an exit clause triggered by an acquisition of the Company, certain business combinations, failure of the Company or ITXC Ltda to meet certain performance thresholds or the occurrence of certain other events. If any of these events occurred, the clause provided the Company a call option and provided TeleNova Communicacoes Ltda and its assignee (collectively, "TeleNova") a put option which required the Company to acquire TeleNova's interest in ITXC Ltda. In February 2000, the Company agreed to issue 150,000 shares of its Common Stock to affiliates of TeleNova in exchange for: (i) 600,000 shares of TeleNova stock, (ii) termination of the call and put options and (iii) certain contractual commitments by each party. As part of this agreement, the parties also terminated the joint venture agreement and related license agreement. This resulted in a charge to operations amounting to $8.2 million which reflected the difference between the value of ITXC stock that was issued at the time of such modifications and the value of the TeleNova capital stock that the Company received in exchange. In December 2000, the Company reduced its investment in TeleNova by $7.4 million to approximately $500,000, which is accounted for on a cost basis, and is included in other assets, reflecting an other-than temporary decline in such investment.

In June 1999, the Company formed ITXC, Ltd., (United Kingdom company), a wholly owned subsidiary, to conduct certain United Kingdom operations.

On October 12, 2000, the Company acquired a 100% interest in eFusion, Inc., a provider of voice-enabled applications to service providers (see Note 6). On November 6, 2000, eFusion Inc.'s name was changed to ITXC, Inc.

Notes to Consolidated Financial Statements
ITXC CORP AND SUBSIDIARIES

Basis of Consolidation

The consolidated financial statements include the accounts of ITXC Corp and its wholly-owned subsidiaries, Data Transport, ITXC, Ltd., ITXC Asia PTE, Ltd and ITXC Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

2. Significant Accounting Policies

Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Marketable Securities

Marketable securities consist of fixed income investments which can be readily purchased or sold using established markets. In accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designations as of each balance sheet date. Such investments are classified as available-for-sale and, accordingly, are carried at fair value which approximates amortized cost at December 31, 1999. Fair value is based on quoted market prices. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as interest, are included in interest income. Realized gains and losses and declines in value judged to be other than temporary are included in investment income. The cost of securities sold is based on the specific identification method.

Concentration of Credit Risk

The Company transacts a significant volume of business with several customers. Three customers represented 12%, 12%, and 11%, respectively, of 1999 total revenue. Accounts receivable from these customers were approximately $3,090,900 at December 31, 1999. No single customer represented more than 10% of 2000 total revenue. The Company performs a credit evaluation of all new customers and requires certain customers to provide collateral in the form of a cash deposit.

Depreciation and Amortization

Property and equipment are recorded at cost and are depreciated over the estimated useful lives and leasehold improvements are depreciated over the term of the lease or over the estimated useful lives, whichever is shorter, utilizing the straight-line method as follows:


                                                        Estimated Useful Life
--------------------------------------------------------------------------------
Network equipment and software                                  2-3
Furniture, fixtures and office equipment                        3-7
Leasehold improvements                                      life of lease


Revenue Recognition

The Company recognizes telecommunications revenue and the related costs at the time the services are rendered. Telecommunications revenue is derived from fees charged to terminate Internet based voice and fax services over the Company's network.

In 1997, the Company entered into a market trial agreement with a third party. Under that agreement, the Company conducted a market trial to determine the market opportunity, operational requirements and business arrangements with respect to offering wholesale switching, transport, billing and settlement services relating to Internet protocol telephony services. While the agreement was in effect, the Company conducted a market trial of its wholesale switching, transport, billing and settlement services and provided periodic reports according to an agreed upon schedule. These reports provided marketing analyses, service descriptions, operations analyses and business structure and competitive analyses. The Company recognized consulting revenue under the market trial agreement as certain milestones were attained and cash collections were assured, as specified in the contract, and in accordance with Statement of Financial Accounting Standards, No. 68, "Research and Development Arrangements". This agreement required certain research reports to be delivered by the Company and accepted by the customer, for payments under the contract to become due and payable. At December 31, 1998, $888,232, of revenue was deferred in connection with this market trial agreement for payments received in advance of delivery and acceptance of certain reports, which was fully earned during 1999.

Advertising

Advertising costs are expensed as incurred. During 1998, 1999 and 2000, the Company expensed approximately $119,000, $198,000, and $231,000, respectively, of such costs.

Research and Development

Development costs are expensed as incurred. Development costs of approximately $594,000, $1,509,000 and $6,121,000 were expensed in
1998, 1999 and 2000, respectively, and are included in selling, general and administrative costs.

Income Tax

Deferred income taxes are determined using the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities (i.e. temporary differences) and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," using an intrinsic value approach to measure compensation expense, if any. Appropriate disclosures using a fair value based method, as provided by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), are also reflected in the accompanying notes to the financial statements. The Company has not issued any options other than to employees and directors.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. As the Company does not currently engage in derivatives or hedging transactions, there will be no current impact to the Company's results of operations, financial position or cash flows upon the adoption of SFAS 133.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB101"), "Revenue Recognition in Financial Statements," and further amended it to defer the effective date. The SAB provides the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. We were required to adopt the provisions of this staff accounting bulletin in the fourth quarter of 2000. The adoption of SAB 101 did not have a material impact on our financial statements.

Long-Lived Assets

In accordance with SFAS 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The analysis of the recoverability utilizes undiscounted cash flows. The measurement of the loss, if any, will be calculated as the amount by which the carrying amount of the assets exceeds the fair value.

Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), sets forth rules for the reporting and display of comprehensive income (net income plus all other changes in net assets from non owner sources) and its components in the financial statements. At December 31, 2000, components of other comprehensive income consisted of the net unrealized gain on marketable securities of approximately $769,000, which is stated as a component of shareholders' equity as accumulated comprehensive income. Prior to 2000, there were no items of other comprehensive income.

Notes to Consolidated Financial Statements
ITXC CORP AND SUBSIDIARIES

Fair Value of Financial Instruments

The Company's financial instruments, including cash and cash equivalents, accounts receivable, short-term borrowings and accounts payable, are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. The fair value of long-term borrowings approximates its carrying value as it bears interest at a floating rate.

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

3. Available for Sale Investments

The Company's available for sale investments which are included in cash equivalents ($47,715,977 and $27,222,914 at December 31, 1999 and 2000,
respectively) and marketable securities are as follows:

                                              December 31,
                                  ----------------------------------
                                         1999              2000
--------------------------------------------------------------------
Money market funds                $    9,409,553     $   13,721,472
Commercial paper                      48,676,937         42,134,313
Certificates of deposit                7,000,296         21,626,308
Corporate bonds                               --         45,762,499
Asset-backed securities                8,007,508         66,646,145
--------------------------------------------------------------------
Total                             $   73,094,294     $  189,890,737
                                  ----------------------------------


Gross realized gains and losses for the years ended December 31, 1998, 1999 and 2000 were immaterial.

The Company's available for sale securities have the following maturities at December 31, 2000:


Due in one year or less                             $    72,367,467
Due after one year through five years                   117,523,270


4. Accounts Receivable

The Company estimates the amount of the allowance for doubtful accounts required to reduce accounts receivable to expected net realizable value by reviewing the status of significant past-due receivables and analyzing historical bad debt trends.

The Company did not write-off any accounts receivable during 1998. The Company wrote-off approximately $1,490,000 of accounts receivable during 1999 and approximately $2,674,000 during 2000.

5. Property and Equipment

Property and equipment is comprised of the following:


                                                            December 31,
                                                -------------------------------
                                                         1999              2000
--------------------------------------------------------------------------------
Network equipment and software                  $  13,494,034    $   42,442,904
Furniture, fixtures and office equipment            4,126,859         8,742,331
Leasehold improvements                                612,479           685,010
--------------------------------------------------------------------------------
                                                   18,233,372        51,870,245
Less accumulated depreciation and amortization      2,821,716        13,912,264
--------------------------------------------------------------------------------
                                                $  15,411,656    $   37,957,981
                                                -------------------------------

Equipment under capital leases totaled approximately $4,265,000 and $11,140,000 at December 31, 1999 and 2000, respectively. Included in accumulated depreciation is approximately $609,000 and $3,321,000 related to such assets at December 31, 1999 and 2000, respectively.

At December 31, 1999 and 2000, network equipment and software includes $1 million of software which is used in Internet gateways and switches. This software was purchased from a stockholder, who was paid by issuance of common stock warrants (see Note 12). By December 31, 1999 all such software was deployed into operations and is being depreciated over a three-year life.

During 2000, the Company purchased $7.2 million of network equipment and software from the same stockholder, a principal stockholder of the Company.

6. Acquisition

On October 12, 2000, the Company acquired a 100% interest in eFusion, Inc. ("eFusion"), a provider of voice-enabled applications to service providers, e-commerce companies and call centers, for an aggregate purchase price of approximately $158.8 million. The purchase price consisted primarily of 5.3 million shares of ITXC Common Stock and options to purchase 575,045 shares of ITXC Common Stock. In connection with the transaction, the Company recorded goodwill of $101.5 million and other intangibles of $32.0 million, all of which are being amortized over five years. The Company also purchased $10.5 million of tangible net assets. The acquisition was accounted for as a purchase, and accordingly, the net assets and results of operations of the acquired business have been included in the consolidated financial statements from the date of acquisition.

In connection with the acquisition of eFusion, the Company immediately expensed the amount allocated to in-process research and development of $14.8 million in accordance with an independent third party valuation, as technological feasibility had not been established and the technology had no alternative future use as of the date of the acquisition.

The following table presents unaudited pro forma results of operations of the Company as if the above acquisition had occurred at January 1, 1999:

                                        Year Ended December 31,
                                 ---------------------------------
                                      1999                2000
                                              (Unaudited)
------------------------------------------------------------------
Revenues                         $ 28,928,000        $ 85,602,000
Net loss                          (56,273,000)        (90,266,000)
Net loss per share               $      (2.65)       $      (2.08)


The unaudited pro forma results of operations are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisition occurred at the beginning of fiscal 1999, nor do they purport to be indicative of the future results of operations of the Company.

Notes to Consolidated Financial Statements
ITXC CORP AND SUBSIDIARIES

The unaudited pro forma amounts reflect the estimated amortization of the excess of the purchase price over the fair value of net assets acquired, the exclusion of the in-process research and development write-off and the approximate number of shares issued to complete the acquisition.

7. Purchase of Contractual Rights

On November 30, 1999, the Company purchased the contractual rights to certain terminator and reseller agreements and intellectual property, for a cash purchase price of $3.0 million, of which $84,000 was amortized in 1999. The remainder of these costs were fully amortized in 2000 due to the fact that certain termination relationships had been discontinued.

8. Accrued Expenses

Accrued expenses and other current liabilities are comprised of the following:

                                                 December 31,
                                        ----------------------------
                                             1999            2000
--------------------------------------------------------------------
Compensation                             $ 1,367,120    $ 4,545,611
Payroll tax withholding liability            644,954         80,883
Other                                      1,145,155      1,970,937
--------------------------------------------------------------------
                                         $ 3,157,229    $ 6,597,431
                                        ----------------------------

9. Income Taxes

Due to operating losses, the Company has no income tax liability for 1998, 1999 or 2000.

Significant components of the Company's deferred tax assets and liabilities at December 31, 1999 and 2000 are as follows:

                                                                  December 31,
                                                    -------------------------------------
                                                          1999                 2000
-----------------------------------------------------------------------------------------
Deferred tax assets:
Net operating loss carryforward                     $   9,400,502         $  45,704,961
Allowance for doubtful accounts                           513,600               849,600
Amortization of non-cash employee compensation          1,085,658             2,081,855
Loss on disposition of joint venture                           --             8,970,160
Other                                                     207,599               946,842
-----------------------------------------------------------------------------------------
                                                       11,207,359            58,553,418
Less valuation allowance                              (10,870,050)          (43,364,564)
-----------------------------------------------------------------------------------------
Deferred tax asset                                        337,309            15,188,854
Deferred tax liabilities:
Fixed and intangible assets                              (337,309)          (15,188,854)
-----------------------------------------------------------------------------------------
Net deferred tax asset                              $          --         $          --
                                                    -------------------------------------

At December 31, 2000, approximately $15.9 million of the deferred tax asset related to net operating loss ("NOL") carryforwards and an equivalent amount of deferred tax asset valuation allowance represented tax benefits associated with the exercise of non-qualified stock options. Such benefits, when realized, are credited to additional paid-in capital.

A reconciliation setting forth the differences between the effective tax rate of the Company and the U.S. statutory rate is as follows:

                                                                 December 31,
                                  --------------------------------------------------------------------------
                                           1998                      1999                     2000
------------------------------------------------------------------------------------------------------------
Statutory federal income
 tax (benefit) at 34%             $  (2,450,533)    34.0%   $  (6,389,893)   34.0%   $ (24,127,847)   34.0%
State income tax (benefit),
 net of federal benefit                (404,338)    5.6        (1,116,352)    5.9       (3,556,828)    5.0
Nondeductible expenses                    7,750    (0.1)           21,269    (0.1)       1,783,366    (2.5)
Other                                    (4,909)    0.1            74,077    (0.4)         153,075    (0.2)
Increase in valuation allowance       2,852,030   (39.6)        7,410,899   (39.4)     (25,748,234)  (36.3)
------------------------------------------------------------------------------------------------------------
Total                             $          --      --     $          --      --    $          --      --
                                  --------------------------------------------------------------------------

At December 31, 2000, the Company has a federal and state NOL carryforward of approximately $114.5 million. The federal NOL carryforwards expire from 2012 to 2020. The state NOL carryforwards expire from 2004 to 2007. The Company has not performed a detailed analysis to determine whether an ownership change under
Section 382 of the Internal Revenue Code occurred, but believes that it is likely that such a change occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before the change. The Company has not determined the amount of the potential limitation.

The Company's existing deferred tax assets at December 31, 1998, 1999 and 2000 have been reduced by a valuation allowance of $3,108,838, $10,870,050 and $27,436,770, respectively, due to the uncertainty regarding the realization of such deferred tax assets.

10. Debt

The Company has a revolving credit agreement with a bank, which provides for maximum borrowings of $10.0 million, which may be used either under a revolving line of credit or an equipment line. At December 31, 2000, $1.7 million was outstanding and $2.0 million was applied towards letters of credit. The agreement expires on June 30, 2001.

The revolving line bears interest at the greater of (i) the bank's prime rate or
(ii) the federal funds rate plus 0.5%. The equipment line bears interest at the greater of (i) the bank's prime rate or (ii) the federal funds rate plus 0.5%. The rate in effect at December 31, 2000 under the equipment line was 8.75%, representing the bank's prime rate. Interest payments are due and payable on a monthly basis. Principal payments are due and payable on the expiration date at which time the Company is permitted to convert the outstanding amount under the equipment line to a term loan due three years from the final draw down. In addition, the Company is required to maintain compliance with certain financial covenants. At December 31, 2000, the Company was in violation of one of those covenants and has since obtained a waiver of such violation.

11. Commitments and Contingencies

The Company leases an office facility under a non-cancelable operating lease which commenced June 15, 1998, has a term of five years and provides for minimal annual base rental payments of $656,000. The Company may, at its option, terminate the lease after 18 months or 36 months. The lease contains one five-year renewal option at the then applicable fair market rental rate. In addition, the lease requires the Company to pay increases in real estate taxes and other operating costs of the properties above base year amounts. During 2000, the Company entered into a new office lease which will become effective in August 2001. Under the terms of the new lease, the landlord will assume all commitments of the Company's current lease. The Company has also entered into capital lease agreements for furniture and equipment.

Notes to Consolidated Financial Statements
ITXC CORP AND SUBSIDIARIES


Future minimum lease payments for noncancelable operating and capital leases having initial or remaining terms in excess of one year are as follows:

                                                    Operating       Capital
-----------------------------------------------------------------------------
2001                                             $   1,657,811  $  4,467,483
2002                                                 2,328,244     3,552,193
2003                                                 2,097,536     1,288,387
2004                                                 2,097,536        92,025
2005 and thereafter                                 13,535,753            --
-----------------------------------------------------------------------------
                                                                   9,400,088
Less amounts representing interest                                 1,041,095
-----------------------------------------------------------------------------
Present value of net minimum lease payments                     $  8,358,993
                                                                -------------

Rental expense for all operating leases was approximately $217,000, $530,000, and $1,340,000 in 1998, 1999 and 2000, respectively.

Legal Matters

The Company is involved in certain claims and legal actions arising in the normal course of business. Management does not expect that the outcome of these cases will have a material effect on the Company's financial position or results of operations.

12. Capital Stock

On October 1, 1997, the Company issued 1,800,000 shares of Common Stock to an investor for $900, which was paid subsequent to December 31, 1997. On October 1, 1997, the Company issued ten warrants to purchase an aggregate of 1,200,000 shares of Common Stock at par value to an investor in exchange for a software credit in the amount of $1.0 million to be used within three years against the purchase of products from the investor. Each warrant became exercisable for each $100,000 of the software credit utilized by the Company. At December 31, 1998, $1.0 million of the software credit had been utilized by the Company for the purchase of software, and, accordingly, all warrants were exercisable. Also, on October 1, 1997, the Company sold to the same investor 278,000 shares of Series A Convertible Preferred Stock (the "Series A Stock"), and a warrant to purchase an additional 122,000 shares of Series A Stock (the "Preferred Warrant") with an exercise price of par value, for aggregate proceeds of $500,000.

On November 18, 1997, the Company issued a warrant to purchase up to 3,800,000 shares of Common Stock, with an exercise price of $1.32 per share, to a customer to whom the Company provided consulting services (see Note 1). The fair value of the warrant was determined to be de minimis on the date of grant. The warrant was not exercised, and, on April 6, 1998, was canceled.

On April 27, 1998, all of the outstanding shares of Series A Stock were converted into 556,000 shares of Common Stock and the Preferred Warrant was converted into a warrant to purchase 244,000 shares of Common Stock. Such warrants and the warrant to purchase 1,200,000 shares of Common Stock were exercisable at any time prior to the earlier of October 1, 2004 or the consummation of an initial public offering of the Company's Common Stock. All 1,444,000 warrants were exercised during 1999 for an aggregate exercise price of $722.

On August 25, 1999, the Company's Board of Directors approved a 2-for-1 stock split of its Common Stock which became effective on September 20, 1999. All Common Stock share amounts and Preferred Stock conversion ratios included in the financial statements reflect the stock split for all periods presented.

On September 20, 1999, the Company's stockholders approved an increase in the authorized Common Stock to 67,500,000 shares which became effective on September 20, 1999. On May 3, 2000, the Company's stockholders approved an increase in the authorized Common Stock to 400,000,000 shares.

On October 12, 2000 the Company issued 5,340,000 shares of Common Stock in connection with the purchase of eFusion, Inc. (see Note 6).

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

Common Shares Reserved

As of December 31, 2000, the Company had reserved shares of Common Stock for issuance as follows:


                                                      Number of Shares
-----------------------------------------------------------------------
Exercise of common stock options                             8,100,001
Exercise of common stock warrants                              879,766
Employee stock purchase plan                                   794,699

Notes to Consolidated Financial Statements
ITXC CORP AND SUBSIDIARIES

Stock Option Plan

On February 17, 1998, the Company adopted the 1998 Stock Incentive Plan (the "Plan"). The Plan, as amended, provides for the granting of awards to purchase up to 7,700,000 shares of Common Stock, subject to annual increases in the number of shares covered by the Plan. During 2000 the annual increase in the number of shares covered by the Plan was 1,074,492. The Plan provides for award grants in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance units and performance shares.

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

On October 12, 2000, pursuant to the eFusion merger agreement the Company exchanged 575,045 options to purchase the Company's common stock for existing eFusion options outstanding at that time. These options were exchanged at the same exchange ratio as that used for eFusion common stock and issued under the same terms as the original eFusion options.

The Company's stock option activity is as follows:


                                                  1998                           1999                           2000
----------------------------------------------------------------------------------------------------------------------------------
                                                         Weighted-                     Weighted-                      Weighted-
                                                           Average                       Average                        Average
                                           Number of      Exercise       Number of      Exercise        Number of      Exercise
                                             Shares          Price        Shares           Price          Shares          Price
----------------------------------------------------------------------------------------------------------------------------------
Options outstanding,
beginning of year                           1,598,340       $   0.05     2,641,250     $     0.21        5,338,924      $    1.83
Options granted in connection
with acquisition                                   --             --            --             --          575,045           6.50
Options granted                             1,517,910           0.35     3,487,500           2.82        2,642,133          23.58
Options exercised                                  --             --      (613,743)        (0.44)       (1,676,722)         (0.70)
Options cancelled                            (475,000)         (0.15)     (176,083)        (1.95)         (554,285)         (7.84)
----------------------------------------------------------------------------------------------------------------------------------
Options outstanding, end of year            2,641,250       $   0.21     5,338,924     $     1.83        6,325,095     $    11.12
                                           ---------------------------------------------------------------------------------------

The weighted-average fair value of options granted in 1998, 1999 and 2000 was $1.16, $11.75, and $21.19, respectively.


The following table summarizes information about fixed price stock options outstanding at December 31, 2000:

                                                         Outstanding                  Exercisable
                                               ----------------------------- ----------------------------
                                                  Weighted-       Weighted-       Number        Weighted-
                                                   Average         Average   Exercisable at      Average
       Range of                                   Remaining        Exercise    December 31,     Exercise
    Exercise Prices       Number of Shares     Contractual Life     Price           2000          Price
---------------------------------------------------------------------------------------------------------
 $  0.01 -  $   12.00         4,491,984            7.8 years       $  3.40      1,998,800      $    1.46
   12.01 -      35.00         1,170,386            9.6 years         18.38          5,363          29.18
   35.01 -      55.00           497,725            9.0 years         40.24         18,091          41.72
   55.01 -      75.00            67,500            9.3 years         57.74         50,000          55.12
   75.01 -      95.00            58,250            9.1 years         86.59              0              0
   95.01 -     119.75            39,250            9.1 years        117.17              0              0
---------------------------------------------------------------------------------------------------------
 $  0.01 -  $  119.75         6,325,095            8.3 years       $ 11.12      2,072,254      $    3.18
                              ---------------------------------------------------------------------------

Had the Company been accounting for its employee stock options under the fair value method of SFAS No. 123, there would not have been a material impact on the Company's net loss or basic and diluted net loss per share available to common stockholders during 1999 or 1998. The Company's net loss and basic and diluted net loss per share for 2000 would have increased on a pro forma basis to $81.6 million and $2.08, respectively.

During 1998 and 1999, prior to the IPO, the Company granted options to employees to purchase an aggregate of 1,517,910 and 3,319,750 shares, respectively, of Common Stock at exercise prices ranging from $.30 to $4.00. The exercise price of each of these option grants was below the fair value of the Company's Common Stock at the respective dates of grant, resulting in aggregate non-cash compensation of approximately $760,000 and $12.4 million in 1998 and 1999, respectively. Additionally, the 575,045 options that the Company issued in exchange for the eFusion options outstanding at the time of the eFusion merger generated aggregate non-cash compensation of approximately $733,000. All non-cash compensation is being amortized to expense over the option vesting periods, generally three to seven years.

13. Stock Purchase Plan

During 1999, the Company's Board of Directors adopted the ITXC Corp Employee Stock Purchase Plan (the "Purchase Plan"), intended to qualify under Section 423 of the Internal Revenue Code. The Purchase Plan enables eligible employees to purchase shares of the Company's Common Stock through payroll deductions, ranging from 1% to 10% of gross pay. The purchase price for Common Stock purchased under the Purchase Plan is 85% of the lesser of the fair market value of the shares on the first or last day of the offering period. The first offering period commenced on October 1, 1999. The Company initially reserved 500,000 shares of Common Stock for issuance under the plan, subject to annual increases in the number of shares covered by the Purchase Plan. An additional 358,164 shares were reserved in 2000 under the provisions of the plan. During 2000, 63,915 shares were purchased under the plan.

14. Earnings (Loss) Per Share

The Company computes net loss per share under the provisions of SFAS No. 128, "Earnings per Share" ("SFAS 128"), and SEC Staff Accounting Bulletin No. 98 ("SAB 98").

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

15. Geographic Data

During 1999 and 2000, the Company generated approximately 7% and 13%, respectively, of its revenue from customers domiciled in countries other than the United States, primarily in Asia. For the year ended December 31, 1998, substantially all of the Company's revenue was derived from domestic operations.

16. Unaudited Pro Forma Information

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

Notes to Consolidated Financial Statements
ITXC CORP AND SUBSIDIARIES



The following table presents the calculation of basic and diluted net loss per share and pro forma net loss per share:

                              December 31, 1998                      December 31, 1999                  December 31, 2000
                            --------------------------------------------------------------------------------------------------------

                                             Denominator                     Denominator                        Denominator
                                             (Weighted                       (Weighted                          (Weighted
                              Numerator      Average     Per    Numerator     Average       Per     Numerator    Average     Per
                              (Net Loss)     Shares)     Share  (Net Loss)    Shares)       Share   (Net Loss)   Shares)     Share
------------------------------------------------------------------------------------------------------------------------------------
Basic and diluted net loss
 per common share           $(7,221,668)   8,184,556    $(.88)  $(20,437,530) 15,885,883  $(1.29)  $(70,964,257)  39,292,353 $(1.81)
Accretion of redemption
 value of mandatorily
   redeemable convertible
    preferred stock              14,217           --       --        772,795          --      --             --           --     --
Assumed conversion of shares
 of mandatorily redeemable
  convertible preferred stock
    into shares of common
     stock at issuance               --    7,970,114       --             --  12,639,736      --             --           --     --
------------------------------------------------------------------------------------------------------------------------------------
Pro forma basic and
 diluted net loss per
  common share              $(7,207,451)  16,154,670   $ (.45)  $(19,664,735) 28,525,619  $ (.69)  $(70,964,257)  39,292,353 $(1.81)
                            --------------------------------------------------------------------------------------------------------

17. Employee Benefit Plan

The Company maintains a defined contribution plan that is qualified under
Section 401(k) of the Internal Revenue Code, which covers all eligible employees. Eligible employees can contribute up to 15% of their compensation not to exceed Internal Revenue Code limits. The Plan provides for matching contributions to eligible participants in an amount equal to 40% of their contribution, up to 6% of compensation. No Company contributions were made for the year ended December 31, 1999. Company contributions for the year ended December 31, 2000 were $174,770.

18. Subsequent Event

During March, 2001, the Company discontinued service to a substantial customer (representing $2.7 million of revenues during January and February of 2001) as a result of the customer's failure to meet its payment obligations. At that time, the Company's account receivable balance for such customer amounted to $2.1 million. The Company will record an additional charge with respect to this customer during the first quarter of 2001.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
        Financial Disclosure
        --------------------

        Not applicable.

                                    PART III

Item 10.  Directors of the Registrant
-------------------------------------

     The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2001 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 11.  Executive Compensation
--------------------------------

     The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2001 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2001 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2001 annual meeting of shareholders that is responsive to the information required with respect to this Item.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a) The following financial statements and related report are set forth in Item 8 of this Annual Report on Form 10-K (pages follow page 17 of this Annual Report):

                                                                                  Page
Report of Independent Auditors.................................................... F-1

Consolidated Balance Sheets as of December 31, 1999 and 2000...................... F-2

Consolidated Statements of Operations for the years ended December
31, 1998, 1999 and 2000........................................................... F-3

Consolidated Statements of Stockholders' Equity for the years ended December
31, 1998, 1999 and 2000........................................................... F-4

Consolidated Statements of Cash Flows for the years ended December
31, 1998, 1999 and 2000........................................................... F-6

Notes to Consolidated Financial Statements........................................ F-7


(b) Financial statement schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(c) The following exhibits are incorporated by reference herein or annexed to this Annual Report:

     2.1 Amended and Restated Agreement and Plan of Merger, dated as of July 25, 2000, among the registrant, a wholly-owned subsidiary of the Registrant and eFusion, Inc. (1)

     3.1 Third Restated Certificate of Incorporation, as amended (2)

     3.2 By-laws, as amended (3)

     4.1 Form of certificate representing shares of common stock (4)

     10.1 Second Amended and Restated Employment Agreement between the Registrant and Tom Evslin (5)

     10.3 1998 Stock Incentive Plan, as amended (6)

     10.5 Employee Stock Purchase Plan (7)

     10.6 Joint Venture and Quotaholders Agreement, dated as of July 19, 1998, by and between TeleNova Comunicacoes Ltda. and ITXC Corp. (6)

     10.7 First Amendment to Joint Venture and Quotaholders' Agreement, dated August 18, 1998, by and between TeleNova Comunicacoes Ltda. and ITXC Corp.
     (6)

     10.8 Memorandum and Amendment to Joint Venture and Quotaholders' Agreement, dated as of May 31, 1999, by and among ITXC Corp., TeleNova Comunicacoes Ltda. and Telesisa Sistemas emTelecomunicacoes S.A. (6)

     10.9 Lease Agreement, dated February 2, 1998 by and between the Registrant and Peregrine Investment Partners--I (6)

     10.10 First Amendment to Lease dated April 16, 1999, by and between the Registrant and Peregrine Investment Partners--I (6)

     10.11 Employment Agreement between the Registrant and Thomas Shoemaker (5)

     10.12 Second Amendment to Lease, dated December 6, 1999, by and between the Registrant and Peregrine Investment Partners--I (5)

     10.13 Amended and Restated Loan Agreement, dated February 7, 2000, between the Registrant and PNC Bank (5)

     10.14 Joint Venture Exit Agreement by and among the Registrant, TeleNova Comunicacoes Ltda., TeleNova Overseas, Ltd., Telesisa Sistemas em Telecomunicacoes S.A., and ITXC Comunicacoes Ltda., dated February 7, 2000
     (5)

     10.15 Lease Agreement, dated as of June 30, 2000, between the registrant and PNC Associates LP (8)

     21.1 Subsidiaries of the Registrant (5)

     23.1 Consent of Ernst & Young LLP

     24.1 Powers of Attorney

     99.1 Risk Factors

     ------------------------------------------------------------------
     (1) Incorporated by reference to Exhibit 2.1 of the registrant's Registration Statement on Form S-4 (No. 333-44248).
     (2) Incorporated by reference to Exhibit 4.1 of the registrant's Registration Statement on Form S-8 (No. 333-47902).
     (3) Incorporated by reference to Exhibit 3.2 of the registrant's Annual Report on Form 10-K for they year ended December 31, 1999.
     (4) Incorporated by reference to Exhibit 4.2 of the registrant's Registration Statement on Form S-1 (No. 333-80411).
     (5) Incorporated by reference to the similarly numbered Exhibit of the registrant's Registration Statement on Form S-1 (No. 333-96343).
     (6) Incorporated by reference to the similarly numbered Exhibit of the registrant's Registration Statement on Form S-1 (No. 333-80411).
     (7) Incorporated by reference to the similarly numbered Exhibit of the registrant's Form 10-Q for the quarter ended September 30, 1999.
     (8) Incorporated by reference to Exhibit 10.14 of the registrant's Registration Statement on Form S-4 (No. 333-44248).


(b) Financial Statement Schedules: Not applicable.

(c) During the quarter ended December 31, 2000, the Company filed one Current Report on Form 8-K. That Report, filed on October 13, 2000, described the registrant's acquisition of eFusion, Inc. in response to Items 2 and 7 of that Form.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 2001.

                                          ITXC CORP.

                                          By: /s/ Edward  B. Jordan
                                          --------------------------------
                                          Edward  B.  Jordan, Executive Vice
                                          President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March, 2001.

Signature                                         Title
/s/ Tom I. Evslin*
------------------------------------------        Chairman, President and Chief Executive
Tom I. Evslin                                     Officer

/s/ Edward B. Jordan
------------------------------------------        Chief Financial and
Edward B. Jordan                                  Accounting Officer and Director

/s/ William P. Collatos*
------------------------------------------        Director
William P. Collatos


------------------------------------------        Director
Elon Ganor

/s/ Frank Gill*
------------------------------------------        Director
Frank Gill

------------------------------------------        Director
Frederick R. Wilson

*By: /s/ Edward B. Jordan
------------------------------------------
Attorney-in-Fact

                                  EXHIBIT INDEX

2.1 Amended and Restated Agreement and Plan of Merger, dated as of July 25, 2000, among the registrant, a wholly-owned subsidiary of the Registrant and eFusion, Inc. (1)

3.1 Third Restated Certificate of Incorporation, as amended (2)

3.2 By-laws, as amended (3)

4.1 Form of certificate representing shares of common stock (4)

10.1 Second Amended and Restated Employment Agreement between the Registrant and Tom Evslin (5)

10.3 1998 Stock Incentive Plan, as amended (6)

10.5 Employee Stock Purchase Plan (7)

10.6 Joint Venture and Quotaholders Agreement, dated as of July 19, 1998, by and between TeleNova Comunicacoes Ltda. and ITXC Corp. (6)

10.7 First Amendment to Joint Venture and Quotaholders' Agreement, dated August 18, 1998, by and between TeleNova Comunicacoes Ltda. and ITXC Corp. (6)

10.8 Memorandum and Amendment to Joint Venture and Quotaholders' Agreement, dated as of May 31, 1999, by and among ITXC Corp., TeleNova Comunicacoes Ltda. and Telesisa Sistemas emTelecomunicacoes S.A. (6)

10.9 Lease Agreement, dated February 2, 1998 by and between the Registrant and Peregrine Investment Partners--I (6)

10.10 First Amendment to Lease dated April 16, 1999, by and between the Registrant and Peregrine Investment Partners--I (6)

10.11 Employment Agreement between the Registrant and Thomas Shoemaker (5)

10.12 Second Amendment to Lease, dated December 6, 1999, by and between the Registrant and Peregrine Investment Partners--I (5)

10.13 Amended and Restated Loan Agreement, dated February 7, 2000, between the Registrant and PNC Bank (5)

10.14 Joint Venture Exit Agreement by and among the Registrant, TeleNova Comunicacoes Ltda., TeleNova Overseas, Ltd., Telesisa Sistemas em
Telecomunicacoes S.A., and ITXC Comunicacoes Ltda., dated February 7, 2000 (5)

10.15 Lease Agreement, dated as of June 30, 2000, between the registrant and PNC Associates LP (8)

21.1 Subsidiaries of the Registrant (5)

23.1 Consent of Ernst & Young LLP

24.1 Powers of Attorney

99.1 Risk Factors

------------------------------------------------------------------
(1) Incorporated by reference to Exhibit 2.1 of the registrant's Registration Statement on Form S-4 (No. 333-44248).
(2) Incorporated by reference to Exhibit 4.1 of the registrant's Registration Statement on Form S-8 (No. 333-47902).
(3) Incorporated by reference to Exhibit 3.2 of the registrant's Annual Report on Form 10-K for they year ended December 31, 1999.
(4) Incorporated by reference to Exhibit 4.2 of the registrant's Registration Statement on Form S-1 (No. 333-80411).
(5) Incorporated by reference to the similarly numbered Exhibit of the registrant's Registration Statement on Form S-1 (No. 333-96343).
(6) Incorporated by reference to the similarly numbered Exhibit of the registrant's Registration Statement on Form S-1 (No. 333-80411).
(7) Incorporated by reference to the similarly numbered Exhibit of the registrant's Form 10-Q for the quarter ended September 30, 1999.
(8) Incorporated by reference to Exhibit 10.14 of the registrant's Registration Statement on Form S-4 (No. 333-44248).