Form 10-Q
period 2001-03-31
ITXC CORP
filed 2001-05-15
CIK 1061895

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

    [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the quarterly period ended March 31, 2001 or

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

 At April 30, 2001, there were 44,954,175 shares of Common Stock, par value $.001 per share, outstanding.

                                    ITXC CORP.

                                     INDEX


                                                                              Page
                                                                              ----
Part I.  Financial Information

Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets as of March 31, 2001
          and December 31, 2000 (Unaudited)................................     3

         Condensed Consolidated Statements of Operations for the
           Three Months Ended March 31, 2001 and 2000(Unaudited)...........     4

         Condensed Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 2001 and 2000(Unaudited)...........     5

         Notes to Condensed Consolidated Financial Statements(Unaudited)...     6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................     8

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.........    14

Part II. Other Information

Item 1.  Legal Proceedings.................................................    15


Item 6.  Exhibits and Reports on Form 8-K..................................    15

Signatures.................................................................    16

PART I - Financial Information

Item 1.    Financial Statements


                          ITXC CORP. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets



                                                                                March 31,           December 31,
                                                                                   2001                 2000
                                                                               (Unaudited)

Cash and cash equivalents                                                     $  20,504,088        $  36,768,527
Marketable securities                                                           159,170,666          162,667,823
Accounts receivable, net                                                         18,517,999           17,799,511
Prepaid expenses and other current assets                                         4,843,219            3,091,187
                                                                              -------------        -------------
  Total current assets                                                          203,035,972          220,327,048

Property and equipment, net                                                      39,288,595           37,957,981
Intangible assets, net                                                          120,119,819          126,793,138
Other assets                                                                        691,361              598,339
                                                                              -------------        -------------
   Total assets                                                               $ 363,135,747        $ 385,676,506
                                                                              =============        =============


Accounts payable and accrued liabilities                                      $  21,369,545        $  22,258,166
Other liabilities                                                                   880,530            1,052,196
Equipment note payable                                                            1,627,458            1,723,191
Current portion of capital lease obligations                                      4,046,786            3,933,671
                                                                              -------------        -------------
  Total current liabilities                                                      27,924,319           28,967,224

Capital lease obligation, less current portion                                    3,327,517            4,425,322

Common stock                                                                         45,186               45,046
Additional paid in capital                                                      455,812,298          455,087,203
Deferred employee compensation                                                   (4,258,040)          (5,134,356)
Accumulated other comprehensive income                                            1,494,793              768,804
Accumulated deficit                                                            (121,210,326)         (98,482,737)
                                                                              -------------        -------------
  Total stockholders' equity                                                    331,883,911          352,283,960

Total liabilities and stockholders' equity                                    $ 363,135,747        $ 385,676,506
                                                                              =============        =============




See accompanying notes.

                          ITXC CORP. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)


                                                                                   Three Months ended March 31,
                                                                                     2001                 2000
                                                                          ------------------------------------------
Total revenue                                                                  $ 36,142,867         $ 15,066,079
Costs and expenses:
Data communications and telecommunications                                       32,023,574           13,653,406
Network operations                                                                2,167,552            1,387,069
Selling, general and administrative                                              15,012,802            5,932,116
Depreciation                                                                      4,583,758            1,586,956
Amortization and write-off of intangibles                                         6,923,320              249,999
Non-cash employee compensation                                                      876,316            1,055,513
                                                                               ------------         ------------
  Total costs and expenses                                                       61,587,322           23,865,059
                                                                               ------------         ------------
Loss from operations                                                            (25,444,455)          (8,798,980)
Interest income, net                                                              2,716,866            1,348,361
Loss associated with investments                                                         --           (8,195,000)
                                                                               ------------         ------------
Net loss                                                                       $(22,727,589)        $(15,645,619)
                                                                               ============         ============

Basic and diluted net loss per share                                           $      (0.50)        $      (0.43)
                                                                               ============         ============

Weighted average shares used in computation of basic and
    diluted net loss per share                                                   45,140,846           36,587,424



See accompanying notes.

                          ITXC CORP. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                                                Three Months ended March 31,
                                                                                  2001                 2000
                                                                          ------------------------------------------
Operating activities
Net loss                                                                        $(22,727,589)        $(15,645,619)
Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                                                   4,583,758            1,586,956
    Amortization of intangibles                                                    6,673,320              249,999
    Provision for doubtful accounts                                                4,133,823              496,715
    Loss relating to joint venture                                                        --            8,195,000
    Amortization for non-cash deferred employee compensation                         876,316            1,055,513
    Amortization of original issue discounts                                        (464,811)            (622,475)
    Changes in operating assets and liabilities:
         Increase in accounts receivable                                          (4,852,312)          (1,764,213)
         (Increase) decrease  in prepaid expenses and other assets                (1,845,055)              61,897
         Decrease in accounts payable and accrued expenses                          (888,622)          (1,124,879)
         (Decrease) increase  in other liabilities                                  (171,666)             143,221
                                                                                ------------         ------------
Net cash used in operating activities                                            (14,682,838)          (7,367,885)
                                                                                ------------         ------------
Investing activities
Purchase of property and equipment                                                (5,905,125)          (6,360,594)
Purchase of service contract rights                                                       --               (8,110)
Purchase of available for sale securities                                        (45,685,728)         (59,345,743)
Maturities of available for sale securities                                       50,275,017           58,073,019
                                                                                ------------         ------------
Net cash used in investing activities                                             (1,315,836)          (7,641,428)
                                                                                ------------         ------------
Financing activities
Repayment of equipment line of credit                                                (95,733)                  --
Repayment of capital lease obligations                                              (993,936)            (457,552)
Proceeds from issuance of second public offering                                          --          161,296,000
Proceeds from exercise of stock options                                              725,235              189,480
                                                                                ------------         ------------
Net cash (used in) provided by  financing activities                                (364,434)         161,027,928
                                                                                ------------         ------------
Effect of exchange rate fluctuations on cash                                          98,669                   --
                                                                                ------------         ------------
(Decrease) increase  in cash                                                     (16,264,439)         146,018,615
Cash and cash equivalents at beginning of period                                  36,768,527           49,017,768
                                                                                ------------         ------------
Cash and cash equivalents at end of period                                       $20,504,088         $195,036,383
                                                                                ============         ============



See accompanying notes.

                           ITXC CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                   (Unaudited)
                                   -----------


1.       Basis of Presentation

The March 31, 2001 and 2000 financial statements have been prepared by ITXC Corp. (the "Company" or "ITXC") and are unaudited. In the opinion of the Company's management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements and notes thereto presented herein pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes thereto presented herein should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2000 and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

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

On October 12, 2000, the Company acquired a 100% interest in eFusion, Inc., a provider of voice-enabled applications to service providers. On November 6, 2000, eFusion Inc.'s name was changed to ITXC, Inc.

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

4.       Comprehensive Income

The components of accumulated other comprehensive income include unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments.

The components of comprehensive income (loss), net of related tax, for the periods ended March 31, 2001 and 2000 were as follows:


                                                           Three Months ended March 31,
                                                              2001             2000
                                                       -----------------------------------
Net loss                                                  $(22,727,589)     $(15,645,619)
Other comprehensive income:
   Unrealized holding gains arising during period
   (net of tax of $0)                                        1,396,124                 -
  Foreign currency translation adjustments                      98,669                 -
                                                          ------------      ------------

Comprehensive loss                                        $(21,232,796)     $(15,645,619)
                                                          ============      ============


5.       Capital Stock

On May 3, 2000, the Company's stockholders approved an increase in the authorized Common Stock to 400,000,000 shares. On October 12, 2000 the Company issued approximately 5,340,000 shares of Common Stock in connection with the purchase of eFusion, Inc.


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

The following table presents unaudited pro forma results of operations of the Company as if the above acquisition had occurred at January 1, 2000:

                                    Three Months Ended March 31,
                                 ---------------------------------
                                       2001            2000
                                             Unaudited)
------------------------------------------------------------------
Revenues                         $ 36,142,867        $ 15,239,384
Net loss                          (22,727,589)        (26,698,476)
Net loss per share               $      (0.50)       $       (.64)


The pro forma results of operations are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisition occurred at the beginning of fiscal 2000, nor do they purport to be indicative of the future results of operations of the Company.


The pro forma amounts reflect the estimated amortization of the excess of the purchase price over the fair value of net assets acquired, the exclusion of the in-process research and development write-off and the approximate number of shares issued to complete the acquisition.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "10-K") and the Unaudited Condensed Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

ITXC has included in this Quarterly Report certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning ITXC's usiness, operations and financial condition. "Forward-looking statements" consist of all non-historical information, including the references in this Quarterly Report to future revenue growth, future expense growth, future credit exposure, EBITDA, revenue targets, anticipated cash resources, anticipated capital expenditures, capital requirements and the Company's plans for future periods. In addition, the words "could", "expects", "anticipates", "objective", "plan", "may affect", "may depend", "believes", "estimates", "projects" and similar words and phrases are also intended to identify such forward-looking statements.

Actual results could differ materially from those projected in the Company's forward-looking statements due to numerous known and unknown risks and uncertainties, including, among other things, unanticipated technological difficulties, the volatile and competitive environment for Internet telephony, changes in domestic and foreign economic, market and regulatory conditions, the inherent uncertainty of financial estimates and projections, the difficulties of integrating businesses which were previously operated as stand-alone units, the creditworthiness of our customers and other considerations described as "Risk Factors" in Exhibit 99.1 to the 10-K ("Exhibit 99.1") and in other filings by the Company with the SEC. Such factors may also cause substantial volatility in the market price of the Company's common stock. All such forward-looking statements are current only as of the date on which such statements were made. ITXC does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

In April 1998, we launched our first service delivered over ITXC.net--our WWeXchange(R) service. Our operations since that time have included:

     o increasing our voice traffic, from 2,746 minutes during April 1998 to approximately 345 million minutes carried through our WWeXchange service during the quarter ended March 31, 2001;

     o refining our monitoring and analysis software in order to achieve BestValue Routing(TM);

     o expanding our affiliate network to 242 affiliates at March 31, 2001 and increasing the global reach of ITXC.net; and

     o increasing our employee headcount, from 29 employees on April 1, 1998 to 308 employees on March 31, 2001 (including employees added by virtue of our eFusion acquisition).


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

We have also received revenues from the subscriber services that we have provided in our webtalkNOW!(SM) service since December 1999 and from the subscriber and e-commerce services that we have provided since October 2000 pursuant to our eFusion acquisition. Revenues from these services, $0.8 million for the quarter ended March 31, 2001, consist of minute based revenue, subscriber based revenue and revenue per "push".

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

     o Non-Cash Employee Compensation Expenses. Non-cash employee compensation represents compensation expense incurred in connection with the grant of certain stock options to our employees with exercise prices less than the fair value of our Common Stock at the respective dates of grant. During 1999, but prior to our initial public offering, we granted options to purchase 3,413,500 shares of our Common Stock at exercise prices equal to or less than fair value, resulting in non-cash charges of approximately $12.4 million. Similarly, in connection with our eFusion acquisition during 2000, we were required to take non-cash charges of approximately $0.7 million in connection with options granted in exchange for options previously granted by eFusion. Our non-cash employee compensation charges will be expensed, generally over the next three to four years, in connection with the underlying vesting periods of the options granted.

The eFusion acquisition was consummated on October 12, 2000; in that transaction, we issued approximately 5.3 million shares of our common stock and accounted for the transaction as a purchase. We recognized $101.5 million of goodwill and other intangibles of $32.0 million, which will all be amortized over a period of five years. In addition to the amortization charge that we recognized, we also wrote off $14.8 million of in-process research and development in the fourth quarter of 2000.

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

Since our inception in July 1997, we have experienced operating losses in each quarterly and annual period and negative cash flows from operations in each quarter since we commenced offering services over ITXC.net in April 1998. As of March 31, 2001, we had an accumulated deficit of $121.2 million. The profit potential of our business is unproven, and our limited operating history makes an evaluation of us and our prospects difficult. We may not achieve profitability or, if we achieve profitability, we might not sustain profitability.

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


Results of Operations - Comparison of the Three Months Ended March 31, 2001 and 2000


         Revenues

Telecommunications revenues amounted to $36.1 million during the quarter ended March 31, 2001. Approximately 98% of total revenue during the three months ended March 31, 2001 was derived from our WWeXchange service, which provides nternational call completion to our customers and enables them to offer their own customers phone-to-phone global voice service. The remaining revenue was derived principally from our webtalkNOW! service, a PC-to-telephone service which allows Internet portals, Internet service providers and web sites to offer web-to-phone calling to their customers under their own brands, and our Push to Talk(SM) service.

Revenues during the quarter ended March 31, 2001 increased 140% from the comparable period in 2000. This increase was a result both of more calls originating outside the United States and a higher-priced mix of destinations first coming online during the quarter ended March 31, 2001.

We carried approximately 345 million minutes of WWeXchange service traffic over ITXC.net in the first quarter of 2001 as compared with 122 million minutes during the comparable 2000 period. During the quarter ended March 31, 2001, our average revenues per minute for WWeXchange service were 10.2 cents per minute, as compared with 12.2 cents per minute during the quarter ended March 31, 2000.

Our webtalkNOW! traffic declined significantly during the first quarter of 2001 as customers experimented with a variety of suppliers. Furthermore, we reduced and/or eliminated WWeXchange service to some customers at the end of the quarter because their credit situations deteriorated or they could not, or would not, meet our more stringent credit terms. In light of the financial turmoil in our industry, we anticipate that it will be necessary for us to forego certain potential revenue growth opportunities in order to reduce our credit exposure. We do not anticipate that total revenues for the quarter ending June 30, 2001 will exceed $40 million and we recognize that revenues for that quarter may be less than $40 million.


         Operating Expenses

Data Communications and Telecommunications Expenses. During the three months ended March 31, 2001 and 2000, data communication expenses amounted to $32.0 million and $13.7 million, respectively, or 88.6% and 90.6% of telecommunications revenues, respectively. The increase in the dollar amount of such costs primarily reflected the increased traffic during 2001, as well as costs associated with establishing and increasing capacity at our hubs in anticipation of future growth in traffic.

Network Operations Expenses. Network operations expenses increased to $2.2 million during the three months ended March 31, 2001 from $1.4 million during the three months ended March 31, 2000. Such expenses primarily reflected the cost of operating our 24-hours-a-day, 7 days-a-week network operations center, as well as start-up costs associated with the Jersey City, New Jersey, Los Angeles, California and London hubs. Such costs represented 6.0% and 9.2% of telecommunications revenues during the three months ended March 31, 2001 and 2000, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased to $15.0 million during the three months ended March 31, 2001 from $5.9 million during the three months ended March 31, 2000. These increases were due primarily to the credit issues described below, hiring of additional sales and marketing, development and administrative personnel, commissions paid on our increased telecommunications revenue, expanded sales and marketing campaigns and increased facilities expenses associated with our growth. As a percentage of revenues, SG&A expenses increased to 41.5% from 39.4% over the comparable three-month period. During the first quarter of 2001, a reserve of $3.2 million over and above our normal reserves for receivables was taken because of the previously announced bankruptcy filing of a major customer, certain other bankruptcies and the poor financial condition of some of the Tier 2 carriers who are or who have been our customers.

As our revenues continue to grow, we expect SG&A expenses to decrease as a percentage of revenues. Such expectation represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ from such expectation as a result of a number of factors, including the extent to which we incur unanticipated expenses associated with revenue growth and the extent to which our customers present unanticipated credit problems.

         Depreciation

Depreciation expense increased to $4.6 million during the three months ended March 31, 2001 from $1.6 million during the three months ended March 31, 2000, reflecting the expansion of our network and hubs and the addition of new technologies deployed throughout our network. As a percentage of revenue, depreciation expense was 12.7% in 2001 and 10.5% in 2000, reflecting our efforts to build our infrastructure to support future growth.

         Amortization and Write-Off of Intangibles

We recorded $101.5 million of goodwill and $32 million of other intangibles in connection with our October 2000 acquisition of eFusion, which was accounted for as a purchase transaction, all of which are being amortized over five years. Because the eFusion acquisition was accounted for as a purchase transaction, eFusion's results of operations are included in our consolidated financial statements for the quarter ended March 31, 2001 but not for the quarter ended March 31, 2000.

       Non-Cash Employee Compensation Expenses

Non-cash employee compensation expense decreased to $0.9 million during the quarter ended March 31, 2001 from $1.1 million during the quarter ended March 31, 2000, representing amortization of deferred compensation incurred in connection with the grant of options at exercise prices less than fair value.

     Interest Income, Net

Our interest income, net principally represents income from cash and investments which, in turn, were derived from capital contributions made by our investors. In addition to the capital invested near the inception of our business, we raised net proceeds of $9.9 million and $14.9 million from a group of investors in private transactions completed during April 1998 and February 1999, respectively, we raised net proceeds of $78.4 million from our initial public offering completed in October 1999 and we raised net proceeds of $161.4 million from our follow-on public offering completed in March 2000. During the quarters ended March 31, 2001 and 2000, the interest on our marketable securities, including the interest earned on the proceeds from our initial and follow-on public offerings, exceeded the interest that we paid on our line of credit and capital leases by $2.7 million and $1.3 million, respectively.

     Loss Associated with Investments and Joint Venture

During the quarter ended March 31, 2000, we incurred a one-time non-cash charge of $8.2 million relating to the modifications made in our South American joint venture. These charges reflected the difference between the value of our stock that we issued at the time of such modifications and the value of the capital stock that we received in exchange for that stock (valued as of the time of the transaction).

Losses

We have reported net operating losses and net losses since our inception. We believe that we will first report positive earnings before interest, taxes, depreciation and amortization (so-called "EBITDA") during the first quarter of 2002. This estimate represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. We cannot assure you that we will be EBITDA positive within one year; due to the risk factors described in the first paragraph of this "Management's Discussion and Analysis", our actual results could differ materially from our estimate.

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

Net cash used by financing activities was $0.4 million for the quarter ended March 31, 2001.

Net cash used in operating activities amounted to $14.7 million for the three months ended March 31, 2001, reflecting net operating losses and increased accounts receivable, partially offset by increases in accounts payable and accrued liabilities.

Net cash used in investing activities was $1.3 million for the quarter ended March 31, 2001, reflecting the purchases of property and equipment and purchases of investments with the net proceeds of our initial public offering and follow-on offering offset by maturities of investments which were used to finance operating activities.

As of March 31, 2001, our principal commitments consisted of obligations outstanding under operating and capital leases. At that date, future minimum payments for non-cancelable leases includes required payments of $6.5 million during 2001 and $25.7 million for years 2002-2005 and thereafter under all leases.

We anticipate a substantial increase in capital expenditures, lease commitments, and/or debt financing consistent with the anticipated growth in operations, infrastructure and personnel.

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

The credit agreement contains customary financial and other covenants and may be terminated by our lender 45 days after the occurrence of certain mergers, acquisitions and investments. As of March 31, 2001, we were in compliance with all of the covenants under our credit agreement.

We have arranged for financing in the ordinary course for gateway equipment, switching equipment and general office equipment, from third parties and vendors.

Our capital requirements depend on numerous factors, including market acceptance of our services, the responses of our competitors, the resources allocated to ITXC.net and the development of future applications of our technology, our success in marketing and selling our services, and other factors. We have experienced substantial increases in our capital expenditures since our inception, consistent with growth in our operations and staffing, and we anticipate that our capital expenditures will continue to increase in the future. However, our capital expenditure expectations for the next twelve months have been pared somewhat, reflecting higher yields per minute, the availability to us of used equipment and the reduction of certain capital intensive initiatives. We will evaluate possible acquisitions of, or investments in, complementary businesses, technologies or services and plan to expand our sales and marketing programs. Any such possible acquisition may be material and may require us to incur a significant amount of debt or issue a significant number of equity securities. Further, any businesses that we acquire will likely have their own capital needs, which may be significant, which we would be called upon to satisfy independent of the acquisition price. We currently believe that our available cash and cash equivalents will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. This statement represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from our expectations. We may need to raise additional funds in order to fund more rapid expansion, to develop new or enhance existing services, to respond to competitive pressures or to acquire or invest in complementary business, technologies or services. Additional funding may not be available on favorable terms or at all.


Item 3.    Quantitative and Qualitative Disclosure About Market Risk

We had investments of $176.3 million as of March 31, 2001 in certain marketable securities, which primarily consist of short-term fixed income investments. Due to the short-term nature of our investments, we believe that the effects of changes in interest rates are limited and would not have a material impact on our financial condition or operating results.

PART II - Other Information

Item 1.    Legal Proceedings

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


Item 6.    Exhibits and Reports on Form 8-K

         (a)  Exhibits:


         99.1 Risk Factors (incorporated by reference to Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

         (b) No Current Reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2001.

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

                                      ITXC CORP.

                                      By:  /s/ Edward B. Jordan
                                               ---------------------
                                                  Edward B. Jordan
                                            Executive Vice President,
                                            Chief Financial Officer and
                                            Chief Accounting Officer

Dated:  May 15, 2001

                                  EXHIBIT INDEX



99.1 Risk Factors (incorporated by reference to Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)