Form 10-Q
period 2001-06-30
ITXC CORP
filed 2001-08-14
CIK 1061895

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the quarterly period ended June 30, 2001 or

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

                              750 College Road East
                           Princeton, New Jersey 08540
          (Address of principal executive office, including zip code)

                                 (609) 750-3300
              (Registrant's telephone number, including area code)


               600 College Road East, Princeton, New Jersey 08540
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

At July 31, 2001, there were 44,956,016 shares of Common Stock, par value$.001 per share, outstanding.


--------------------------------------------------------------------------------
Page 1

                                   ITXC CORP.
                                     INDEX

                                                                            Page
                                                                            ----
Part I.  Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of June 30, 2001
                (Unaudited) and December 31, 2000 ......................    3

         Condensed Consolidated Statements of Operations for the
                Three Months Ended June 30, 2001 and 2000(Unaudited) ...    4

         Condensed Consolidated Statements of Operations for the
                Six Months Ended June 30, 2001 and 2000(Unaudited) .....    5

         Condensed Consolidated Statements of Cash Flows for the
                Six Months Ended June 30, 2001 and 2000(Unaudited) .....    6

         Notes to Condensed Consolidated Financial Statements(Unaudited)    7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ...........................    9

Item 3.  Quantitative and Qualitative Disclosure About Market Risk .....   17

Part II. Other Information

Item 1.  Legal Proceedings .............................................   17

Item 4.  Submission of Matters to a Vote of Security Holders ...........   18

Item 6.  Exhibits and Reports on Form 8-K ..............................   18

Signatures .............................................................   19


--------------------------------------------------------------------------------
Page 2

PART I - Financial Information

Item 1.    Financial Statements

                           ITXC CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets


                                                    June 30,       December 31,
                                                     2001              2000
                                                  (Unaudited)

Cash and cash equivalents                        $  49,219,446    $  36,768,527
Marketable securities                              121,237,494      162,667,823
Accounts receivable, net                            19,265,109       17,799,511
Prepaid expenses and other current assets            5,240,862        3,091,187
                                                 -------------    -------------
  Total current assets                             194,962,911      220,327,048

Property and equipment, net                         38,776,921       37,957,981
Intangible assets, net                               5,992,999      126,793,138
Other assets                                           747,318          598,339
                                                 -------------    -------------
   Total assets                                  $ 240,480,149    $ 385,676,506
                                                 =============    =============


Accounts payable and accrued liabilities         $  25,718,394    $  22,258,166
Other liabilities                                      908,993        1,052,196
Equipment note payable                               1,483,714        1,723,191
Current portion of capital lease obligations         3,474,677        3,933,671
                                                 -------------    -------------
  Total current liabilities                         31,585,778       28,967,224

Capital lease obligation, less current portion       3,229,530        4,425,322

Common stock                                            45,334           45,046
Additional paid in capital                         455,900,461      455,087,203
Deferred employee compensation                      (3,381,723)      (5,134,356)
Accumulated other comprehensive income               1,082,180          768,804
Accumulated deficit                               (247,981,411)     (98,482,737)
                                                --------------    -------------
  Total stockholders' equity                       205,664,841      352,283,960

Total liabilities and stockholders' equity       $ 240,480,149    $ 385,676,506
                                                ==============    =============


See accompanying notes.


--------------------------------------------------------------------------------
Page 3

                           ITXC CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                                         Three Months ended June 30,
                                                                         2001                  2000
Total revenue                                                        $ 38,800,709         $ 18,619,221
Costs and expenses:
Data communications and telecommunications                             34,035,816           16,542,925
Network operations                                                      2,242,574            1,035,868
Selling, general and administrative                                    11,204,372            6,533,983
Depreciation                                                            4,911,955            2,265,957
Amortization of intangibles                                             6,706,776              249,999
Write-off of intangibles                                              108,022,251                   --
Non-cash employee compensation                                            876,317            1,065,121
                                                                      -----------         ------------
     Total costs and expenses                                         168,000,061           27,693,853
                                                                      -----------         ------------
Loss from operations                                                 (129,199,352)          (9,074,632)
Interest income, net                                                    2,428,270            3,245,841
                                                                     ------------         ------------
Net loss                                                            $(126,771,082)        $ (5,828,791)
                                                                    =============         ============

Basic and diluted net loss per share                                $       (2.80)        $      (0.15)
                                                                    =============         =============

Weighted average shares used in computation of basic and
    diluted net loss per share and cash basis loss per share           45,265,214           38,503,812


See accompanying notes.


--------------------------------------------------------------------------------
Page 4

                           ITXC CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                                  Six Months ended June 30,
                                                                                  2001                 2000
Total revenue                                                                  $ 74,943,575         $ 33,685,300
Costs and expenses:
Data communications and telecommunications                                       66,059,389           30,196,332
Network operations                                                                4,410,126            2,422,938
Selling, general and administrative                                              26,217,174           12,466,098
Depreciation                                                                      9,495,715            3,852,913
Amortization of intangibles                                                      13,380,094              499,998
Write-off of intangibles                                                        108,022,251                   --
Non-cash employee compensation                                                    1,752,633            2,120,633
                                                                               ------------         ------------
  Total costs and expenses                                                      229,337,382           51,558,912
                                                                               ------------         ------------
Loss from operations                                                           (154,393,807)         (17,873,612)
                                                                               ------------         ------------
Interest income, net                                                              5,145,133            4,594,203
Loss associated with investments                                                   (250,000)          (8,195,000)
                                                                               ------------         ------------
Net loss                                                                      $(149,498,674)        $(21,474,409)
                                                                              =============         ============

Basic and diluted net loss per share                                          $       (3.31)        $      (0.57)
                                                                              =============         ============

Weighted average shares used in computation of basic and
    diluted net loss per share and cash basis loss per share                     45,203,373           37,545,618



See accompanying notes.


--------------------------------------------------------------------------------
Page 5

                           ITXC CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                  Six months ended June 30,
                                                                                  2001                 2000
                                                                               -----------------------------------
Operating activities
Net loss                                                                       $(149,498,674)        $(21,474,409)
Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                                                   9,495,715            3,852,913
    Amortization of intangibles                                                   13,380,094              499,998
    Write-off of intangibles                                                     108,022,251                   --
    Provision for doubtful accounts                                                5,476,844            1,437,854
    Loss relating to joint venture                                                        --            8,195,000
    Amortization for non-cash deferred employee compensation                       1,752,633            2,120,633
    Amortization of original issue discounts                                        (867,650)          (1,359,686)

    Changes in operating assets and liabilities:

         Increase in accounts receivable                                          (6,943,441)          (6,274,794)
         Increase in prepaid expenses and other assets                            (2,298,657)          (1,119,814)
         Increase (decrease) in accounts payable and accrued expenses              3,243,372           (1,748,486)
         (Decrease) increase in other liabilities                                   (142,203)             423,688
                                                                                 ------------        ------------
Net cash used in operating activities                                            (18,379,716)         (15,447,103)
                                                                                 ------------        ------------
Investing activities
Purchase of property and equipment                                                (9,650,010)         (11,404,667)
Acquisition costs                                                                   (385,353)                  --
Purchase of service contract rights                                                        --              (8,110)
Purchase of available for sale securities                                        (50,597,268)        (272,412,372)
Maturities of available for sale securities                                        93,076,033         175,938,019
                                                                                 ------------        ------------


Net cash provided by (used in) investing activities                                32,443,402        (107,887,130)
                                                                                 ------------        ------------
Financing activities
Repayment of equipment line of credit                                               (239,477)                  --
Repayment of capital lease obligations                                            (2,319,427)            (949,695)
Proceeds from issuance of second public offering                                          --          161,296,000
Proceeds from short swing sale                                                            --            1,208,777
Proceeds from exercise of stock options                                              813,546              260,717
Proceeds from issuance of common stock related to employee stock
purchase plan                                                                              --             394,516
                                                                                 ------------        ------------
Net cash (used in) provided by financing activities                               (1,745,358)         162,210,315
                                                                                 ------------        ------------
Effect of exchange rate fluctuations on cash                                         132,591                   --
                                                                                 ------------        ------------
Increase in cash                                                                  12,450,919           38,876,082
Cash and cash equivalents at beginning of period                                  36,768,527           49,017,768
                                                                                 ------------        ------------
Cash and cash equivalents at end of period                                       $49,219,446          $87,893,850
                                                                                 ===========         ============



See accompanying notes.


--------------------------------------------------------------------------------
Page 6

   ITXC CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (Unaudited)
                                  -----------

1.   Basis of Presentation

The June 30, 2001 and 2000 financial statements have been prepared by ITXC Corp. (the "Company" or "ITXC") and are unaudited. In the opinion of the Company's management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the consolidated financial statements and notes thereto presented herein pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes thereto presented herein should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2000 and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

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

The components of comprehensive income (loss), net of related tax, for the three and six month periods ended June 30, 2001 and 2000 were as follows:


                                                  Three Months ended June 30,           Six Months ended June 30,
                                                    2001               2000               2001              2000
                                             --------------------------------------------------------------------------
Net loss                                       $(126,771,082)        $(5,828,791)     $(149,498,674)   $ (21,474,409)
Other comprehensive income:
   Unrealized holding gains (losses) arising
    during period (net of tax of $0)                (446,535)             89,059            949,589           89,059
  Foreign currency translation adjustments            33,922                 --             132,591               --
                                               -------------         -----------      --------------   -------------
Comprehensive loss                             $(127,183,695)        $(5,739,732)     $(148,416,494)   $ (21,385,350)
                                               =============         ===========      =============    =============


--------------------------------------------------------------------------------
Page 7

3.   Acquisition

On October 12, 2000, the Company acquired a 100% interest in eFusion, Inc. ("eFusion"), a provider of voice-enabled applications to service providers, e-commerce companies and call centers, for an aggregate purchase price of approximately $158.8 million. The purchase price consisted primarily of 5.3 million shares of ITXC Common Stock and options to purchase 575,045 shares of ITXC Common Stock. In connection with the transaction, the Company recorded goodwill of $101.5 million and other intangibles of $32.0 million, all of which were (prior to the impairment charge described below) to be amortized over five years. The Company also purchased $10.5 million of tangible net assets. The acquisition was accounted for as a purchase, and accordingly, the net assets and results of operations of the acquired business have been included in the consolidated financial statements from the date of acquisition.

In connection with the acquisition of eFusion, the Company immediately expensed the amount allocated to in-process research and development of $14.8 million in accordance with an independent third party valuation, as technological feasibility had not been established and the technology had no alternative future use as of the date of the acquisition.

The following table presents unaudited pro forma results of operations of the Company as if the above acquisition had occurred at January 1, 2000:

                                Three Months ended June 30,           Six Months ended June 30,
                                  2001               2000               2001              2000
                           --------------------------------------------------------------------------
Revenues                       $ 38,800,709        $18,753,491        $74,943,575      $33,992,875
Net loss                       (126,771,082)       (17,045,793)      (149,498,674)     (43,744,269)
Net loss per share               $    (2.80)            $(0.39)        $    (3.31)          $(1.02)


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

--------------------------------------------------------------------------------
Page 8

4.   Impairment of Long-Lived Assets and Business Reorganization Charges

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS No. 121") requires recognition of impairment losses for long-lived assets whenever events or changes in circumstances result in impairment indicators being present and the carrying amount of an asset to exceed the sum of the expected future cash flows associated with the asset. In response to current market conditions and the consequent slower than anticipated growth of the Company's enhanced services, at it's July 2001 board meeting, the Company made a strategic decision to reduce expenditures for the development and marketing of enhanced services and reduced headcount in these areas by about 40 people. As a result, the Company has determined that certain long-lived assets related to its October 2000 eFusion acquisition have become impaired. During the second quarter of 2001, the Company recognized a $108.0 million impairment charge, which represented an $86.7 million write-down of goodwill and a $21.3 million write-down of other intangible assets to their fair values. The fair value of the intangible assets of $6.0 million was determined based on a discounted cash flow analysis using management's revised operating forecasts for the remaining cash flow streams from the eFusion acquisition.

As part of the business-reorganization plan, the Company expects to record a charge to earnings of approximately $2.0 million in the third quarter of 2001. The charge relates to headcount reductions and facility consolidations.

5.   Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company is currently reviewing the impact of these standards and will be performing a fair-value analysis at a later date in connection with the adoption of FAS No. 142 on January 1, 2002.

6.   Subsequent Events

The Company and certain of its officers/directors have been identified as defendants in press releases describing several purported shareholder class action lawsuits for alleged violations of federal securities laws. The Company was served in one lawsuit on August 14, 2001. This suit alleges, among other things, that, in connection with the Company's securities offerings, its Prospectus did not disclose certain alleged practices involving its underwriters and their customers. The Company has no way of knowing whether other lawsuits which have been described in press releases will be served or will have substantially the same allegations. The one action served seeks compensatory and other damages, and costs and expenses associated with the litigation. These actions are in the early stages and the Company has not yet determined if there is any potential material impact on its Consolidated Financial Statements. Management believes that ITXC and its officers/directors did not engage in any improper or illegal conduct and intends to defend these actions vigorously.

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

ITXC has included in this Quarterly Report certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning ITXC's business, operations and financial condition. "Forward-looking statements" consist of all non-historical information, and the analysis of historical information, including the references in this Quarterly Report to future revenue growth, future expense growth, future credit exposure, EBITDA, revenue targets, anticipated cash resources, anticipated capital expenditures, capital requirements and the Company's plans for future periods. In addition, the words "could", "expects", "anticipates", "objective", "plan", "may affect", "may depend", "believes", "estimates", "projects" and similar words and phrases are also intended to identify such forward-looking statements.

Actual results could differ materially from those projected in the Company's forward-looking statements due to numerous known and unknown risks and uncertainties, including, among other things, unanticipated technological difficulties, the volatile and competitive environment for Internet telephony, changes in domestic and foreign economic, market and regulatory conditions, the inherent uncertainty of financial estimates and projections, the difficulties of


--------------------------------------------------------------------------------
Page 9
integrating businesses which were previously operated as stand-alone units, the creditworthiness of our customers, the uncertainties involved in certain legal proceedings and other considerations described as "Risk Factors" in Exhibit 99.1 to the 10-K ("Exhibit 99.1") and in other filings by the Company with the SEC. Such factors may also cause substantial volatility in the market price of the Company's common stock. All such forward-looking statements are current only as of the date on which such statements were made. ITXC does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

In April 1998, we launched our first service delivered over ITXC.net--our WWeXchange(R) service. Our operations since that time have included:

     o increasing our voice traffic, from 2,746 minutes during April 1998 to approximately 398 million minutes carried through our WWeXchange service during the quarter ended June 30, 2001;

     o refining our monitoring and analysis software in order to achieve BestValue Routing(TM);

     o expanding our points of presence (PoPs) to 559 at June 30, 2001 and increasing the global reach of ITXC.net; and

     o increasing our employee headcount, from 29 employees on April 1, 1998 to 293 employees on June 30, 2001 (including employees added by virtue of our eFusion acquisition).

To date, our primary sources of revenue have been the fees that we receive from customers for terminating calls that the customers have originated. Calls are terminated by us primarily by transmitting the calls over the Internet and delivering the calls to terminating carriers Our revenue for terminating calls over ITXC.net has depended primarily upon the following factors:

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

We have also received revenues from the subscriber services that we have provided in our webtalkNOW!(SM) service since December 1999 and from the subscriber and e-commerce services that we have provided since October 2000 pursuant to our eFusion acquisition. Revenues from these services, which have not been material ($0.7 million for the quarter ended June 30, 2001), consist of minute based revenue,


--------------------------------------------------------------------------------
Page 10
subscriber based revenue and revenue per "push".

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

     o Network Operations Expenses. Expenses associated with operating the network, consisting primarily of the salaries, payroll taxes and benefits that we pay for those employees directly involved in the operation of ITXC.net and related expenses. From the date of our eFusion acquisition, network operations expenses also include related expenses incurred to operate eFusion's services. By June 30, 2001, we had eliminated substantially all duplicative network operations expenses resulting from that acquisition.

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

          o General and Administrative Expenses. Salary, payroll tax and benefit expenses and related costs for general corporate functions, including executive management, administration,


--------------------------------------------------------------------------------
Page 11
               facilities, information technology and human resources, together with accounts receivable reserves. We expect that general and administrative expenses will increase in the future as we hire additional personnel and incur additional costs related to the growth of our business and operations. In addition, we expect to expand our facilities and incur associated expenses to support our anticipated growth.

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

In response to current market conditions and the consequent slower-than-anticipated growth of the Company's enhanced services, at it's July 2001 board meeting, the Company made a strategic decision to reduce expenditures for the development and marketing of enhanced services and reduced headcount in these areas by about 40 people. As a result, the Company has determined that certain long-lived assets related to its October 2000 eFusion acquisition have become impaired. During the second quarter of 2001, the Company recognized a $108.0 million impairment charge, which represented an $86.7 million write-down of goodwill and a $21.3 million write-down of other intangible assets to their fair values. See Note 4 of our Notes to Consolidated Financial Statements.

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

Since our inception in July 1997, we have experienced operating losses in each quarterly and annual period and negative cash flows from operations in each quarter since we commenced offering services over ITXC.net in April 1998. As of June 30, 2001, we had an accumulated deficit of $248.0 million. The profit potential of our

--------------------------------------------------------------------------------
Page 12
business is unproven, and our limited operating history makes an evaluation of us and our prospects difficult. We may not achieve profitability or, if we achieve profitability, we might not sustain profitability.

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

On July 25, 2001, we announced a business reorganization plan relating to reductions in the development and marketing of enhanced services.

As part of the business-reorganization plan, we expect to record an additional charge to earnings of approximately $2.0 million in the third quarter of 2001. The charge relates to headcount reductions and facility consolidations. This restructuring plan will allow the Company to concentrate its resources and management attention on its phone-to-phone service.

Results of Operations - Comparison of the Three and Six Months Ended June 30, 2001 and 2000

    Revenues

Telecommunications revenues amounted to $38.8 million during the quarter ended June 30, 2001 and $74.9 during the six months ended June 30, 2001. Approximately 98% of total revenue during the three and six months ended June 30, 2001 was derived from our WWeXchange service, which provides international call completion to our customers and enables them to offer their own customers phone-to-phone global voice service. The remaining revenue was derived principally from our webtalkNOW! service, a PC-to-telephone service which allows Internet portals, Internet service providers and web sites to offer web-to-phone calling to their customers under their own brands, and our Push to Talk(SM) service.

Revenues during the quarter and six months ended June 30, 2001 increased
108% and 123%, respectively, from the comparable periods in 2000. This increase was a result of more calls originating on our network, ITXC.net.

We carried approximately 398 million minutes of WWeXchange service traffic in the second quarter of 2001 and 743 million minutes of traffic over ITXC.net in the first six months of 2001 as compared with 157 million minutes and 279 million minutes, respectively, during the comparable 2000 periods. During the quarter ended June 30, 2001, our average revenues per minute for WWeXchange service were 9.6 cents per minute, as compared with 11.2 cents per minute during the quarter ended June 30, 2000 and 10.2 cents per minute during the quarter ended March 31, 2001.

Our webtalkNOW! traffic declined significantly during the second quarter of 2001 as a result of the significant decline in the number and financial strength of the Internet-based (so-called "dot.com") consumer businesses that formed a portion of the potential customer base of our webtalkNOW! service and the greatly weakened condition of the surviving competitive local exchange carriers (CLECs).

--------------------------------------------------------------------------------
Page 13

We reduced and/or eliminated WWeXchange service to some customers at the end of the first quarter and during the second quarter of 2001 because their credit situations deteriorated or they could not, or would not, meet our more stringent credit terms.

        Operating Expenses

Data Communications and Telecommunications Expenses. During the three months ended June 30, 2001 and 2000, data communication expenses amounted to $34.0 million and $16.5 million, respectively, or 87.7% and 88.8% of telecommunications revenues, respectively. During the six months ended June 30, 2001 and 2000, data communication expenses amounted to $66.1 million and $30.2 million, respectively, or 88.1% and 89.6% of telecommunications revenue, respectively. The increase in the dollar amount of such costs primarily reflected the increased traffic during 2001, as well as costs associated with establishing and increasing capacity at our hubs in anticipation of future growth in traffic.

Network Operations Expenses. Network operations expenses increased to $2.2 million during the three months ended June 30, 2001 from $1.0 million during the three months ended June 30, 2000 and to $4.4 million during the six months ended June 30, 2001 from $2.4 million during the six months ended June 30, 2000. Such expenses primarily reflected the cost of operating our 24-hours-a-day, 7 days-a-week network operations center, as well as start-up costs associated with the Jersey City, New Jersey, Los Angeles, California and London hubs. Such costs represented 5.8% and 5.6% of telecommunications revenues during the three months ended June 30, 2001 and2000, respectively, and 5.9% and 7.2% of telecommunications revenue during the six months ended June 30, 2001 and 2000, respectively. There was a slight increase in network operation expenses for the three months ended June 30, 2001 as compared to the $2.2 million of expenses for the three months ended March 31, 2001.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased to $11.2 million during the three months ended June 30, 2001 from $6.5 million during the three months ended June 30, 2000 and to $26.2 million during the six months ended June 30, 2001 from $12.5 million during the six months ended June 30, 2000. These increases were due primarily to the hiring of additional personnel, commissions paid on our increased telecommunications revenue, expanded sales and marketing campaigns, increased facilities expenses associated with our growth and the customer credit issues described below. As a percentage of revenues, SG&A expenses decreased to 28.9% from 35.1% over the comparable three-month periods and decreased to 35.0% from 37.0% over the comparable six month periods. During the first quarter of 2001, a reserve of $3.2 million over and above our normal reserves for receivables was taken because of the bankruptcy filing of a major customer, certain other bankruptcies and the poor financial condition of some of the Tier 2 carriers who are or who had been our customers.

As our revenues continue to grow, we expect SG&A expenses to decrease as a percentage of revenues. Such expectation represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results coulddiffer from such expectation as a result of a number of factors, including the extent to which we incur unanticipated expenses associated with revenue growth and the extent to which our customers present unanticipated credit problems.

        Depreciation

Depreciation expense increased to $4.9 million during the three months ended June 30, 2001 from $2.3 million during the three months ended June 30, 2000, and to $9.5 million during the six months ended June 30, 2001 from $3.9 million during the six months ended June 30, 2000. These increases reflect the expansion of our network and hubs and the addition of new technologies deployed throughout our network. As a percentage of revenue, depreciation expense for the three month periods was 12.7% in 2001 and 12.2% in 2000, and for the six month periods was 12.7% in 2001 and 11.4% in 2000, reflecting our efforts to build our infrastructure to support future growth.

        Amortization and Write-Off of Intangibles; Impairment Charge

We recorded $101.5 million of goodwill and $32.0 million of other intangibles in connection with our October 2000 acquisition of eFusion, which was accounted for as


--------------------------------------------------------------------------------
Page 14
a purchase transaction, all of which were, prior to the impairment charge described below, being amortized over five years. Accordingly, independent of the impairment charge described below, we wrote off $ 6.7 million and $ 13.4 million of intangibles during the three and six months ended June 30, 2001, respectively.

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of " ("SFAS No. 121") requires recognition of impairment losses for long-lived assets whenever events or changes in circumstances result in impairment indicators being present and the carrying amount of an asset to exceed the sum of the expected future cash flows associated with the asset. In response to current market conditions and the consequent slower-than-anticipated growth of the Company's enhanced services, at it's July 2001 board meeting, the Company made a strategic decision to reduce expenditures for the development and marketing of enhanced services and reduced headcount in these areas by about 40 people. As a result, we have determined that certain long-lived assets related to our October 2000 eFusion acquisition have become impaired. During the second quarter of 2001, we recognized a $108.0 million impairment charge which represented a write-down of goodwill and intangible assets to their fair value.

Because the eFusion acquisition was accounted for as a purchase transaction, eFusion's results of operations are included in our consolidated financial statements for the three and six months ended June 30, 2001 but not for the three and six months ended June 30, 2000.

        Non-Cash Employee Compensation Expenses

Non-cash employee compensation expense decreased to $0.9 million during the quarter ended June 30, 2001 from $1.1 million during the quarter ended June 30, 2000, and from $2.1 million for the six months ended June 30, 2000 to $1.8 million for the six months ended June 30, 2001, representing amortization of deferred compensation incurred in connection with the grant of options at exercise prices less than fair value.

        Interest Income, Net

Our interest income, net principally represents income from cash and investments which, in turn, were derived from capital contributions made by our investors. In addition to the capital invested near the inception of our business, we raised net proceeds of $9.9 million and $14.9 million from a group of investors in private transactions completed during April 1998 and February 1999, respectively, we raised net proceeds of $78.4 million from our initial public offering completed in October 1999 and we raised net proceeds of $161.4 million from our follow-on public offering completed in March 2000. During the quarters ended June 30, 2001 and 2000, the interest on our marketable securities, including the interest earned on the proceeds from our initial and follow-on public offerings, exceeded the interest that we paid on our line of credit and capital leases by $2.4 million and $3.2 million, respectively, and during the six months ended June 30, 2001 and 2000 by $5.1 million and $4.6 million.

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

        Losses

We have reported net operating losses and net losses since our inception. We believe that we will first report positive earnings before interest, taxes, depreciation and amortization (so-called "EBITDA") during the first quarter of 2002. This estimate represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. We cannot assure you that we will be EBITDA positive during the first quarter of 2002; due to the risk factors described in the first paragraph of this "Management's Discussion and Analysis", our actual results could differ


--------------------------------------------------------------------------------
Page 15
materially from our estimate.

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

Net cash used by financing activities was $1.7 million for the six months ended June 30, 2001.

Net cash used in operating activities amounted to $18.4 million for the six months ended June 30, 2001, reflecting net operating losses and increased accounts receivable, partially offset by increases in accounts payable and accrued liabilities.

Net cash provided by investing activities was $32.4 million for the six months ended June 30, 2001, reflecting the maturities of investments which were used to finance operating activities, offsetting $9.7 million of capital expenditures during the first six months of 2001.

As of June 2001, our principal commitments consisted of obligations outstanding under operating and capital leases. At that date, future minimum payments for non-cancelable leases includes required payments of $6.6 million during 2001 and $25.9 million for years 2002-2005 and thereafter under all leases.

Over the long term, we anticipate a substantial increase in capital expenditures, lease commitments, and/or debt financing consistent with the anticipated growth in operations, infrastructure and personnel.

We maintain a credit agreement that provides a committed line of credit from a financial institution in the aggregate amount of $10.0 million. We are permittedto use any portion of that commitment under a revolving line of credit for working capital or under an equipment sub-line for the purchase of certain capital equipment and related software. This credit agreement is collateralized by substantially all of our assets. We are permitted to borrow under the credit agreement until June 2002. At that time, we must repay the outstanding working capital loans unless that revolving line is extended. Loans outstanding under the equipment sub-line are due and payable 36 months after the final draw under the equipment sub-line.

Interest accrues at a floating rate per annum equal to the higher of our lender's published prime rate and the weighted average federal funds rate available to our lender plus 0.5%.

The credit agreement contains customary financial and other covenants and may beterminated by our lender 45 days after the occurrence of certain mergers, acquisitions and investments. As of June 30, 2001, we were in compliance with all of the covenants under our credit agreement.

We have arranged for financing in the ordinary course for gateway equipment, switching equipment and general office equipment, from third parties and vendors.

Our capital requirements depend on numerous factors, including market acceptance of our services, the responses of our competitors, the resources allocated to ITXC.net and the development of future applications of our technology, our success in marketing and selling our services, and other factors. We have experienced substantial increases in our capital expenditures since our inception, consistent with growth in our operations and staffing, and we anticipate that our capital expenditures will continue to increase in the future. However, our capital expenditure expectations for the next twelve months have been pared somewhat, reflecting higher yields per minute, the availability to us of used equipment and the reduction of certain capital intensive initiatives. We will evaluate possible

--------------------------------------------------------------------------------
Page 16
acquisitions of, or investments in, complementary businesses, technologies or services and plan to expand our sales and marketing programs. Any such possible acquisition may be material and may require us to incur a significant amount of debt or issue a significant number of equity securities. Further, any businesses that we acquire will likely have their own capital needs, which may be significant, which we would be called upon to satisfy independent of the acquisition price. We currently believe that our available cash and cash equivalents will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. This statement represents a forward-looking statement under the PrivateSecurities Litigation Reform Act of 1995. Actual results could differ materially from our expectations. We may need to raise additional funds in order to fund more rapid expansion, to develop new or enhance existing services, to respond to competitive pressures or to acquire or invest in complementary business, technologies or services. Additional funding may not be available on favorable terms or at all.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company is currently reviewing the impact of these standards and will be performing a fair-value analysis at a later date in connection with the adoption of FAS No. 142 on January 1, 2002.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We had investments of $167.4 million as of June 30, 2001 in certain marketable securities, which primarily consist of short-term fixed income investments. Due to the short-term nature of our investments, we believe that the effects of changes in interest rates are limited and would not have a material impact on our financial condition or operating results.


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

In addition, ITXC and certain of our officers/directors have been identified as defendants in press releases describing several purported shareholder class action lawsuits for alleged violations of federal securities laws. ITXC was served in one lawsuit on August 14, 2001. This suit alleges, among other things, that, in connection with our securities offerings, our Prospectus did not disclose certain alleged practices involving our underwriters and their customers. We have no way of knowing whether other lawsuits which have been described in press releases will be served or will have substantially the same allegations. The one action served seeks compensatory and other damages, and costs and expenses associated with the litigation. These actions are in the early stages and we have not yet determined if there is any potential material impact on our Consolidated Financial Statements. We believe that ITXC and its officers/directors did not engage in any improper or illegal conduct and intend to defend these actions vigorously.

--------------------------------------------------------------------------------
Page 17

We are not a party to any other legal proceeding, the adverse outcome of which is expected to have a material adverse effect on our business, financial condition, operating results or future prospects.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company's Annual Meeting of Stockholders was held on May 2, 2001. At that meeting, Frank Gill was elected to serve on the Board of Directors for a term of three years. A total of 31,907,632 shares of Common Stock voted in favor of Mr. Gill's election, a total of 45,906 shares of Common Stock voted against Mr. Gill's election. There were no abstentions or broker non-votes.

The following directors have terms that extended beyond the Annual Meeting: Tom Evslin, Edward Jordan, William Collatos and Frederick Wilson.


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          10.1 Amended and Restated Loan Agreement, dated July 1, 2001, between ITXC and PNC Bank.

          10.2 Amended and Restated Employment Agreement between the Company and Tom Evslin.

          99.1 Risk Factors (incorporated by reference to Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

     (b) No Current Reports on Form 8-K were filed by the Registrant duringthe quarter ended June 30, 2001.


--------------------------------------------------------------------------------
Page 18

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,the Registrant has duly caused this report to be signed on its behalf by theundersigned thereunto duly authorized.


                                        ITXC CORP.

                                        By: /s/ Edward B. Jordan
                                            ------------------------------
                                            Edward B. Jordan
                                            Executive Vice President,
                                            Chief Financial Officer and
                                            Chief Accounting Officer

Dated:  August 14, 2001


--------------------------------------------------------------------------------
Page 19

                                  EXHIBIT INDEX

10.1 Amended and Restated Loan Agreement, dated July 1, 2001, between ITXC and PNC Bank.

10.2 Amended and Restated Employment Agreement between the Company and Tom
     Evslin.

99.1 Risk Factors (incorporated by reference to Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)


--------------------------------------------------------------------------------
Page 20