Form 10-Q
period 2001-09-30
ITXC CORP
filed 2001-11-14
CIK 1061895

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the quarterly period ended September 30, 2001 or

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

                                 (609) 750-3333
              (Registrant's telephone number, including area code)




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

At October 31 2001, there were 45,504,609 shares of Common Stock, par value $.001 per share, outstanding.

                                   ITXC CORP.
                                     INDEX

                                                                           Page
                                                                           ----
Part I.  Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 2001
                (Unaudited) and December 31, 2000 .......................   3

         Condensed Consolidated Statements of Operations for the
                Three Months Ended September 30, 2001 and 2000(Unaudited)   4

         Condensed Consolidated Statements of Operations for the
                Nine Months Ended September 30, 2001 and 2000(Unaudited)    5

         Condensed Consolidated Statements of Cash Flows for the
                Nine Months Ended September 30, 2001 and 2000(Unaudited)    6

         Notes to Condensed Consolidated Financial Statements(Unaudited)    7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ............................   9

Item 3.  Quantitative and Qualitative Disclosure About Market Risk ......  18

Part II. Other Information

Item 1.  Legal Proceedings ..............................................  18


Item 6.  Exhibits and Reports on Form 8-K ...............................  18

Signatures ..............................................................  20

PART I - Financial Information

Item 1.    Financial Statements

                           ITXC CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                                               September 30,         December 31,
                                                                                   2001                 2000
                                                                                (Unaudited)

Cash and cash equivalents                                                      $ 26,858,593         $ 36,768,527
Marketable securities                                                           129,045,530          162,667,823
Accounts receivable, net                                                         20,418,515           17,799,511
Prepaid expenses and other current assets                                         3,990,108            3,091,187
                                                                          -----------------     ----------------
  Total current assets                                                          180,312,746          220,327,048

Property and equipment, net                                                      41,545,483           37,957,981
Intangible assets, net                                                              108,000          126,793,138
Other assets                                                                      1,385,168              598,339
                                                                          -----------------     ----------------
   Total assets                                                               $ 223,351,397        $ 385,676,506
                                                                          =================     ================


Accounts payable and accrued liabilities                                       $ 27,882,683         $ 22,258,166
Other liabilities                                                                   778,590            1,052,196
Equipment note payable                                                            1,340,115            1,723,191
Current portion of capital lease obligations                                      3,532,632            3,933,671
                                                                          -----------------     ----------------
  Total current liabilities                                                      33,534,020           28,967,224

Capital lease obligation, less current portion                                    2,699,300            4,425,322

Common stock                                                                         45,605               45,046
Additional paid in capital                                                      456,021,007          455,087,203
Deferred employee compensation                                                   (2,092,083)          (5,134,356)
Accumulated other comprehensive income                                            1,382,413              768,804
Accumulated deficit                                                            (268,238,865)         (98,482,737)
                                                                          -----------------     ----------------
  Total stockholders' equity                                                    187,118,077          352,283,960

Total liabilities and stockholders' equity                                     $223,351,397        $ 385,676,506
                                                                          =================     ================



See accompanying notes.

                           ITXC CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                                 Three Months ended September 30,
                                                                                     2001                  2000
                                                                          ------------------------------------------
Total revenue                                                                  $ 46,467,479        $  23,504,908
Costs and expenses:
Data communications and telecommunications                                       40,201,299           20,687,818
Network operations                                                                2,250,700            1,312,975
Selling, general and administrative                                              10,516,936            6,895,519
Depreciation                                                                      5,149,469            3,044,346
Amortization                                                                        347,823              250,019
Impairment of assets                                                              5,715,027                    -
Restructuring charges                                                             3,442,747                    -
Non-cash employee compensation                                                    1,005,208              903,564
                                                                           ----------------     ----------------
  Total costs and expenses                                                       68,629,209           33,094,241
                                                                                 ----------           ----------
Loss from operations                                                            (22,161,730)          (9,589,333)
                                                                               ------------           -----------
Interest income, net                                                              1,904,276            3,356,371

Net loss                                                                       $(20,257,454)       $  (6,232,962)
                                                                           =================    =================

Basic and diluted net loss per share                                           $      (0.45)       $       (0.16)
                                                                              =============        ==============

Weighted average shares used in computation of basic and
  diluted net loss per share and cash basis loss per share                       45,485,413           38,572,410



See accompanying notes.

                           ITXC CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                               Nine Months ended September 30,
                                                                                  2001                 2000
                                                                          ------------------------------------------
Total revenue                                                                $  121,411,054       $   57,190,208
Costs and expenses:
Data communications and telecommunications                                      106,260,689           50,884,150
Network operations                                                                6,660,826            3,735,913
Selling, general and administrative                                              36,734,110           19,361,617
Depreciation                                                                     14,645,184            6,897,259
Amortization                                                                     13,727,917              750,017
Impairment of assets                                                            113,737,278                    -
Loss associated with investments                                                    250,000            8,195,000
Restructuring charges                                                             3,442,747                    -
Non-cash employee compensation                                                    2,757,840            3,024,197
                                                                             --------------       --------------
  Total costs and expenses                                                      298,216,591           92,848,153
                                                                                -----------           ----------
Loss from operations                                                           (176,805,537)         (35,657,945)
                                                                             --------------       --------------
Interest income, net                                                              7,049,409            7,950,573
                                                                             --------------       --------------
Net loss                                                                     $ (169,756,128)      $  (27,707,372)
                                                                             ===============     ================

Basic and diluted net loss per share                                         $        (3.75)      $        (0.73)
                                                                             ===============      ===============

Weighted average shares used in computation of basic and
  diluted net loss per share and cash basis loss per share                       45,298,420           37,890,380



See accompanying notes.

                           ITXC CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                               Nine months ended September 30,
                                                                                  2001                 2000
                                                                          ------------------------------------------
Operating activities
Net loss                                                                       $(169,756,128)        $(27,707,372)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation                                                                    14,645,184            6,897,259
  Amortization                                                                    13,727,917              750,017
  Impairment of assets                                                           113,737,278                   --
  Provision for doubtful accounts                                                  6,752,106            2,449,134
  Non-cash restructuring charges                                                     669,199                   --
  Loss relating to joint venture                                                          --            8,195,000
  Amortization of non-cash deferred employee compensation                          2,757,840            3,024,197
  Amortization of original issue discounts                                        (1,162,576)          (2,031,835)
  Changes in operating assets and liabilities:
    Increase in accounts receivable                                               (9,372,110)         (10,905,649)
    Increase in prepaid expenses and other assets                                 (1,094,418)          (1,243,752)
    Increase in accounts payable and accrued expenses                              5,624,517            3,282,303
    (Decrease) increase in other liabilities                                        (273,606)             494,238
                                                                                 ------------        -------------
Net cash used in operating activities                                            (23,744,797)         (16,796,460)
                                                                                 ------------        -------------
Investing activities
Purchase of property and equipment                                               (19,230,581)         (21,695,755)
Purchase of service contract rights                                                       --               (9,219)
Deferred acquisition costs                                                                --             (691,759)
Purchase of available for sale securities                                        (89,063,887)        (357,934,974)
Maturities of available for sale securities                                      124,430,811          224,770,364
                                                                                 ------------        -------------
Net cash provided by (used in) investing activities                                16,136,343        (155,561,343)
                                                                                   ----------        -------------
Financing activities
Repayment of equipment line of credit                                               (383,076)                  --
Repayment of capital lease obligations                                            (3,168,753)          (1,288,911)
Proceeds from issuance of second public offering                                          --          161,282,681
Proceeds from short swing sale                                                            --            1,208,777
Proceeds from exercise of stock options                                              344,974              363,975
Proceeds from issuance of common stock related to employee stock
purchase plan                                                                        873,821              654,898
                                                                                 ------------        ------------
Net cash (used in) provided by financing activities                               (2,333,034)         162,221,420
                                                                                  -----------        ------------
Effect of exchange rate fluctuations on cash                                          31,554                   --
                                                                                      ------         ------------
Decrease in cash                                                                  (9,909,934)         (10,136,383)
Cash and cash equivalents at beginning of period                                  36,768,527           49,017,768
                                                                                 -----------         ------------
Cash and cash equivalents at end of period                                       $26,858,593          $38,881,385
                                                                                 ===========          ===========



See accompanying notes.

   ITXC CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)
                                   -----------

1.   Basis of Presentation

The September 30, 2001 and 2000 financial statements have been prepared by ITXC Corp.(the "Company" or "ITXC") and are unaudited. In the opinion of the Company's management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures required under accounting principles generally accepted in the United States have been condensed or omitted from the consolidated financial statements and notes thereto presented herein pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes thereto presented herein should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2000 and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

The consolidated financial statements include the accounts of ITXC Corp. and its wholly-owned subsidiaries, ITXC Data Transport Services, LLC, ITXC, Ltd., ITXC Asia PTE, Ltd and ITXC Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

2.   Comprehensive Income

The components of accumulated other comprehensive income include unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments.

The components of comprehensive income (loss), net of related tax, for the three and nine month periods ended September 30, 2001 and 2000 were as follows:

                                               Three Months ended September 30,      Nine Months ended September 30,
                                                    2001               2000               2001               2000
                                             ---------------------------------------------------------------------------
Net loss                                        $(20,257,454)     $  (6,232,962)    $  (169,756,128)   $ (27,707,372)
Other comprehensive income:
   Unrealized holding gains
arising during period (net of tax of $0)             401,269            320,664           1,350,858          409,723

  Foreign currency translation adjustments          (101,036)                --              31,554               --
                                                 ------------      ------------       -------------      ------------
Comprehensive loss                              $(19,957,221)     $  (5,912,298)     $ (168,373,716)   $ (27,297,649)
                                                =============     =============     ===============    ==============

3.   Acquisition

On October 12, 2000, the Company acquired a 100% interest in eFusion, Inc. ("eFusion"), a provider of voice-enabled applications to service providers, e-commerce companies and call centers, for an aggregate purchase price of approximately $158.8 million. The purchase price consisted primarily of 5.3 million shares of ITXC Common Stock and options to purchase 575,045 shares of ITXC Common Stock. In connection with the transaction, the Company recorded goodwill of $101.5 million and other intangibles of $32.0 million, all of which were (prior to the impairment charge described below) being amortized over five years. The Company also purchased $10.5 million of tangible net assets. The acquisition was accounted for as a purchase, and accordingly, the net assets and results of operations of the acquired business have been included in the consolidated financial statements from the date of acquisition.

In connection with the acquisition of eFusion, the Company immediately expensed the amount allocated to in-process research and development of $14.8 million in accordance with an independent third party valuation, as technological feasibility had not been established and the technology had no alternative future use as of the date of the acquisition.

The following table presents unaudited pro forma results of operations of the Company as if the above acquisition had occurred at January 1, 2000:

                                   Three Months ended September 30,      Nine Months ended September 30,
                                        2001               2000               2001              2000
                                 --------------------------------------------------------------------------
Revenues                             $ 46,267,479        $23,941,937       $121,411,054      $57,934,812
Net loss                              (20,257,454)       (17,235,710)      (169,756,128)     (60,979,979)
Net loss per share                   $      (0.45)       $     (0.39)      $      (3.75)     $     (1.41)


The pro forma results of operations are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisition occurred at the beginning of fiscal 2000, nor do they purport to be indicative of the future results of operations of the Company. See Notes 4 and 8 for information regarding a disposition of a portion of this business.

The pro forma amounts reflect the estimated amortization of the excess of the purchase price over the fair value of net assets acquired, the exclusion of the in-process research and development write-off and the approximate number of shares issued to complete the acquisition.

4.   Impairment of Long-Lived Assets and Business Reorganization Charges

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS No. 121") requires recognition of impairment losses for long-lived assets whenever events or changes in circumstances result in impairment indicators being present and the carrying amount of an asset to exceed the sum of the expected future cash flows associated with the asset. In response to current market conditions and the consequent slower than anticipated growth of the Company's enhanced services, at its July 2001 board meeting the Company made a strategic decision to reduce expenditures for the development and marketing of enhanced services and reduced headcount in these areas by about 40 people. The Company has also determined that certain long-lived assets related to its October 2000 eFusion acquisition have become impaired. During the second quarter of 2001, the Company recognized a $108.0 million impairment charge, which represented an $86.7 million write-down of goodwill and a $21.3 million write-down of other intangible assets to their fair values. The fair value of the intangible assets of $6.0 million was determined based on a discounted cash flow analysis using management's revised operating forecasts for the remaining cash flow streams from the eFusion acquisition.

On October 11, 2001, the Company sold most of the tangible and intangible assets of its e-commerce business (other than patents) to eStara, Inc., a privately held provider of web-voiced services, in exchange for a 19.9% equity position in eStara. The Company has valued this investment at $700,000. ITXC also granted certain patent licenses to eStara, while retaining its ownership of such patents. As a result, the Company determined that there was a further impairment of long-lived assets and recorded a $5.7 million impairment charge during the third quarter of 2001 to write-down such assets to their fair value.

In addition, as part of the July and September 2001 business-reorganization plans, the Company recorded a charge to earnings of approximately $3.4 million in the third quarter of 2001 of which $659,000 had been paid through September 30, 2001. The charge is primarily comprised of headcount reductions of 70 employees world-wide (approximately $1.5 million) and facility consolidations (approximately $1.2 million) as the Company has closed its Beaverton, Oregon facility.

5. Stock Repurchase Program

In September 2001, the Board of Directors authorized a new share buyback program through which the Company may repurchase up to $10 million worth of shares of common stock in the open market. As of September 30, 2001, the Company had not repurchased any shares under this program.

6. Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company believes that the adoption of this standard will not have a significant impact on its results of operations and financial position.

7. Legal Proceedings

The Company and certain of its officers/directors have been named as defendants in several purported shareholder class action lawsuits. The lawsuits allege, among other things, that, in connection with the Company's public offerings of securities, its Prospectus did not disclose certain alleged practices involving its underwriters and their customers. These actions seek compensatory and other damages, and costs and expenses associated with the litigation. These actions are in the early stages and the Company has not yet determined if there is any potential material impact on its Consolidated Financial Statements. Management believes that ITXC and its officers/directors did not engage in any improper or illegal conduct and intends to defend these actions vigorously.

The Company has been served with a complaint filed in Virginia state court on behalf of Hercules Communications Company, LLC in which the plaintiff demands damages, including punitive damages, based on the Company's alleged refusal to carry out a purported agreement to purchase certain assets from Hercules. The claims are primarily based on alleged breach of contract, breach of implied contract, breach of an oral contract, promissory estoppel and fraud. The Company does not believe the case to be meritorious and intends to vigorously defend its conduct.

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

ITXC has included in this Quarterly Report certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning ITXC's business, operations and financial condition. "Forward-looking statements" consist of all non-historical information, and the analysis of historical information, including the references in this Quarterly Report to future revenue growth, future expense growth, future credit exposure, EBITDA, anticipated cash resources, anticipated capital expenditures, capital requirements and the Company's plans for future periods. In addition, the words "could", "expects", "anticipates", "objective", "plan", "may affect", "may depend", "believes", "estimates", "projects" and similar words and phrases are also intended to identify such forward-looking statements.

Actual results could differ materially from those projected in the Company's forward-looking statements due to numerous known and unknown risks and uncertainties, including, among other things, unanticipated technological difficulties, the volatile and competitive environment for Internet telephony, changes in domestic and foreign economic, market and regulatory conditions, the inherent uncertainty of financial estimates and projections, the difficulties of integrating businesses which were previously operated as stand-alone units, the creditworthiness of our customers, the uncertainties involved in certain legal proceedings, instabilities arising from terrorist actions and responses thereto, and other considerations described as "Risk Factors" in Exhibit 99.1 to the 10-K ("Exhibit 99.1") and in other filings by the Company with the SEC. Such factors may also cause substantial volatility in the market price of the Company's common stock. All such forward-looking statements are current only as of the date on which such statements were made. ITXC does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amount of costs and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates and assumptions.

Overview

We are a leading global wholesale telecommunications carrier. ITXC.netsm, our Internet-based network, delivers our customers' voice and fax calls to and from over 130 countries.

In April 1998, we launched our first service delivered over ITXC.net--our WWeXchange(R) service. Our operations since that time have included:

     o increasing our voice traffic, from 2,746 minutes during April 1998 to approximately 566 million minutes carried through our WWeXchange service during the quarter ended September 30, 2001;

     o refining our monitoring and analysis software in order to achieve BestValue Routing(TM);

     o expanding our points of presence (PoPs) to 645 at September 30, 2001 and increasing the global reach of ITXC.net; and

     o increasing our employee headcount, from 29 employees on April 1, 1998 to 261 employees on September 30, 2001.

To date, our primary sources of revenue have been the fees that we receive from customers for terminating calls that the customers have originated. Calls are terminated by us primarily by transmitting the calls over the Internet and delivering the calls to terminating carriers. Our revenue for terminating calls over ITXC.net has depended primarily upon the following factors:

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

We have also received revenues from the subscriber services that we have provided in our webtalkNOW!(SM) service since December 1999 and from the subscriber and e-commerce services that we provided from October 2000 through October 2001 pursuant to our eFusion acquisition. Revenues from these services, which have not been material ($0.5 million for the quarter ended September 30, 2001), consist of minute based revenue, subscriber based revenue and revenue per "push".

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

     o Network Operations Expenses. Expenses associated with operating the network, consisting primarily of the salaries, payroll taxes and benefits that we pay for those employees directly involved in the operation of ITXC.net and related expenses. From the date of our eFusion acquisition, network operations expenses also included related expenses incurred to operate eFusion's services.

     o Selling, General and Administrative Expenses. There are three components of selling, general and administrative expenses, consisting of the following:

          o Sales and Marketing Expenses. Salaries, payroll taxes, benefits and commissions that we pay for sales personnel and expenses associated with the development and implementation of our promotion and marketing campaigns. We anticipate that sales and marketing expenses will decrease in the near term, reflecting staff reductions and cost containment, and may increase in the longer term if telecommunications revenue increases require us to expand our internal sales force, hire additional marketing personnel and increase expenditures for promotion and marketing.

          o Development Expenses. Salary, payroll tax and benefit expenses that we pay for employees and consultants who work on the development of our network management approaches and future applications of our technology. We believe that investing in the enhancement of our technology is critical to our future success. We expect that our development expenses will decrease in the short term, based on our deemphasis of enhanced services, including the sale of e-commerce business, but may increase in future periods, based upon various factors, including:

               o    the importance to us of BestValue Routing;

               o    the pace of technological change in our industry; and

               o    our goal of expanding the applications of our technology.

          O General and Administrative Expenses. Salary, payroll tax and benefit expenses and related costs for general corporate functions, including executive management, administration, facilities, information technology and human resources, together with accounts receivable reserves. We expect that general and administrative expenses will decrease in the short term, reflecting, among other things, reductions in staff and closing of the Beaverton facility, as well as improved accounts receivable reserves resulting from past activities to shed higher credit risk customers and an increasing proportion of Tier I customers. In the longer term, general and administrative expenses may again increase as we hire additional personnel and incur additional costs associated with growth of the business and operations.

       o Non-Cash Employee Compensation Expenses. Non-cash employee compensation represents compensation expense incurred in connection with the grant of certain stock options to our employees with exercise prices less than the fair value of our Common Stock at the respective dates of grant. During 1999, but prior to our initial public offering, we granted options to purchase 3,413,500 shares of our Common Stock at exercise prices equal to or less than fair value, resulting in non-cash charges of approximately $12.4 million. Similarly, in connection with our eFusion acquisition during 2000, we were required to take non-cash charges of approximately $0.7 million in connection with options granted in exchange for options previously granted by eFusion. We expect our non-cash employee compensation expense to be approximately $700,000 per quarter over the next 3 quarters.

The eFusion acquisition was consummated on October 12, 2000; in that transaction, we issued approximately 5.3 million shares of our common stock and accounted for the transaction as a purchase. We recognized $101.5 million of goodwill and other intangibles of $32.0 million, which were to be amortized over a period of five years. In addition to the amortization charge that we recognized, we also wrote off $14.8 million of in-process research and development in the fourth quarter of 2000.

The amount allocated to in-process research and development was determined by an independent third party valuation, as technological feasibility had not been established and the technology had no alternative future use as of the date of acquisition.

In response to market conditions and the consequent slower-than-anticipated growth of our enhanced services, at our July 2001 board meeting, we made a strategic decision to reduce expenditures for the development and marketing of enhanced services and to reduce headcount in these areas. In connection with that decision, we determined that certain long-lived assets related to our October 2000 eFusion acquisition had become impaired. During the second quarter of 2001, we recognized a $108.0 million impairment charge, which represented an $86.7 million write-down of goodwill and a $21.3 million write-down of other intangible assets to their fair values. During the third quarter of 2001, we wrote off $5.7 million of the remaining intangibles relating to the eFusion acquisition. In October 2001, we sold most of the tangible and intangible assets of our eCommerce business to eStara, Inc., a privately held corporation, in exchange for a 19.9% equity position. We have valued this investment at $700,000. See Note 4 of our Notes to Consolidated Financial Statements.

As a result of the reorganization plan adopted at our July Board meeting, we recorded an additional charge to earnings of $3.4 million in the third quarter of 2001. The charge relates to headcount reductions of approximately 70 employees, the shutdown of our Beaverton, Oregon office and related expenses.

We believe that the services we provide over the Internet are not currently actively regulated in the U.S. Several efforts have been made, however, to enact federal legislation that would regulate certain aspects of the Internet. If adopted, or if state or federal regulatory agencies assert or attempt to assert regulatory jurisdiction, our costs could increase significantly and our business, operating results, financial condition and future prospects could be materially adversely affected.

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

Since our inception in July 1997, we have experienced operating losses in each quarterly and annual period and negative cash flows from operations in each quarter since we commenced offering services over ITXC.net in April 1998. As of September 30, 2001, we had an accumulated deficit of $268.2 million. The profit potential of our business is unproven, and our limited operating history makes an evaluation of us and our prospects difficult. We may not achieve profitability or, if we achieve profitability, we might not sustain profitability.

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

Results of Operations - Comparison of the Three and Nine Months Ended September 30, 2001 and 2000

    Revenues

Telecommunications revenues amounted to $46.5 million during the quarter ended September 30, 2001 and $121.4 during the nine months ended September 30, 2001. Approximately 99% of total revenue during the three and nine months ended September 30, 2001 was derived from our WWeXchange service, which provides international call completion to our customers and enables them to offer their own customers phone-to-phone global voice service. The remaining revenue was derived principally from our webtalkNOW! service, a PC-to-telephone service which allows Internet portals, Internet service providers and web sites to offer web-to-phone calling to their customers under their own brands, and the Push to Talk(SM) service that we operated until the sale/license of our eCommerce assets and liabilities to eStara, Inc. in October 2001.

Revenues during the quarter and nine months ended September 30, 2001 increased 98% and 112%, respectively, from the comparable periods in 2000. These increases were a result of more calls being carried on our network, ITXC.net.

We carried approximately 560 million minutes of WWeXchange service traffic in the third quarter of 2001 and 1.3 billion minutes of traffic over ITXC.net in the first nine months of 2001 as compared with 218 million minutes and 602 million minutes, respectively, during the comparable 2000 periods. During the quarter ended September 30, 2001, our average revenues per minute for WWeXchange service were 8.2 cents per minute, as compared with 10.2 cents per minute during the quarter ended September 30, 2000 and 9.6 cents per minute during the quarter ended June 30, 2001. The decline in average revenues per minute is primarily attributable to a change in route mix during the third quarter of 2001.

Our webtalkNOW! traffic declined significantly during the third quarter of 2001 as a result of the significant decline in the number and financial strength of the Internet-based (so-called "dot.com") consumer businesses that formed a portion of the potential customer base of our webtalkNOW! service and the greatly weakened financial condition of the surviving competitive local exchange carriers (CLECs).

We reduced and/or eliminated WWeXchange service to some customers at the end of the first quarter and during the second quarter of 2001 because their credit situations deteriorated or they could not, or would not, meet our more stringent credit terms.

        Operating Expenses

Data Communications and Telecommunications Expenses. During the three months ended September 30, 2001 and 2000, data communication expenses amounted to $40.2 million and $20.7 million, respectively, or 86.5% and 88.0% of telecommunications revenues, respectively. During the nine months ended September 30, 2001 and 2000, data communication expenses amounted to $106.3 million and $50.9 million, respectively, or 87.5% and 89.0% of telecommunications revenue, respectively. The increase in the dollar amount of such costs primarily reflected the increased traffic during 2001, as well as costs associated with establishing and increasing capacity at our hubs in anticipation of future growth in traffic.

Network Operations Expenses. Network operations expenses increased to $2.3 million during the three months ended September 30, 2001 from $1.3 million during the three months ended September 30, 2000 and to $6.7 million during the nine months ended September 30, 2001 from $3.7 million during the nine months ended September 30, 2000. Such expenses primarily reflected the cost of operating our 24-hours-a-day, 7 days-a-week network operations center, as well as start-up costs associated with the Jersey City, New Jersey, Los Angeles, California and London hubs. Such costs represented 4.8% and 5.6% of telecommunications revenues during the three months ended September 30, 2001 and 2000, respectively, and 5.5% and 6.5% of telecommunications revenue during the nine months ended September 30, 2001 and 2000, respectively. There was a slight increase in network operation expenses for the three months ended September 30, 2001 as compared to the $2.2 million of expenses for the three months ended June 30, 2001. We anticipate that we will be able to continue to leverage these costs over a larger revenue base in future quarters.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased to $10.5 million during the three months ended September 30, 2001 from $6.9 million during the three months ended September 30, 2000 and to $36.7 million during the nine months ended September 30, 2001 from $19.4 million during the nine months ended September 30, 2000. These increases were due primarily to the hiring of additional personnel, commissions paid on our increased telecommunications revenue, expanded sales and marketing campaigns, increased facilities expenses associated with our growth and the customer credit issues described below. As a percentage of revenues, SG&A expenses decreased to 22.6% from 29.3% over the comparable three-month periods and decreased to 30.3% from 33.9% over the comparable nine month periods. During the first quarter of 2001, a reserve of $3.2 million over and above our normal reserves for receivables was taken because of the bankruptcy filing of a major customer, certain other bankruptcies and the poor financial condition of some of the Tier 2 carriers who are or who had been our customers. SG&A expenses for the third quarter were $700,000 less than SG&A expenses for the quarter ended June 30, 2001, reflecting a reduction in headcount. We were down to 261 employees at September 30, 2001, as compared with 308 employees at the beginning of the second quarter.

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

        Depreciation

Depreciation expense increased to $5.1 million during the three months ended September 30, 2001 from $3.0 million during the three months ended September 30, 2000, and to $14.6 million during the nine months ended September 30, 2001 from $6.9 million during the nine months ended September 30, 2000. These increases reflect the expansion of our network and hubs and the addition of new technologies deployed throughout our network. We added $8.9 million of capital expenditures during the third quarter. As a percentage of revenue, depreciation expense for the three month periods was 11.1% in 2001 and 13.0% in 2000, and for the nine month periods was 12.1% in 2001 and 12.1% in 2000, reflecting our efforts to build our infrastructure to support future growth.

        Amortization and Write-Off of Intangibles; Impairment Charges

We recorded $101.5 million of goodwill and $32.0 million of other intangibles in connection with our October 2000 acquisition of eFusion, which was accounted for as a purchase transaction, all of which were, prior to the impairment charge described below, being amortized over five years. Accordingly, independent of the impairment charge described below, we amortized $0.3 million and $13.7 million of intangibles during the three and nine months ended September 30, 2001, respectively.

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS No. 121") requires recognition of impairment losses for long-lived assets whenever events or changes in circumstances result in impairment indicators being present and the carrying amount of an asset exceeding the sum of the expected future cash flows associated with the asset. In response to market conditions and the consequent slower-than-anticipated growth of the Company's enhanced services, we have determined that certain long-lived assets related to our October 2000 eFusion acquisition have become impaired. During the second quarter of 2001, we recognized a $108.0 million impairment charge. During the third quarter of 2001, we recognized an additional $5.7 million impairment charge which represented an additional write-down of intangible assets to their fair value.

Because the eFusion acquisition was accounted for as a purchase transaction, eFusion's results of operations are included in our consolidated financial statements for the three and nine months ended September 30, 2001 but not for the three and nine months ended September 30, 2000.

        Non-Cash Employee Compensation Expenses

Non-cash employee compensation expense increased to $1.0 million during the quarter ended September 30, 2001 from $0.9 million during the quarter ended September 30, 2000, and decreased from $3.0 million for the nine months ended September 30, 2000 to $2.8 million for the nine months ended September 30, 2001, representing amortization of deferred compensation incurred in connection with the grant of options at exercise prices less than fair value. We expect these costs to be approximately $700,000 per quarter in the future.

        Interest Income, Net

Our interest income, net principally represents income from cash and investments which, in turn, were derived from capital contributions made by our investors.

In addition to the capital invested near the inception of our business, we raised net proceeds of $9.9 million and $14.9 million from a group of investors in private transactions completed during April 1998 and February 1999, respectively; we raised net proceeds of $78.4 million from our initial public offering completed in October 1999; and we raised net proceeds of $161.4 million from our follow-on public offering completed in March 2000. During the quarters ended September 30, 2001 and 2000, the interest on our marketable securities, including the interest earned on the proceeds from our initial and follow-on public offerings, exceeded the interest that we paid on our line of credit and capital leases by $1.9 million and $3.4 million, respectively, and during the nine months ended September 30, 2001 and 2000 by $7.0 million and $8.0 million, respectively. The reductions reflect our usage of cash and yield reductions resulting from a reduction in short-term interest rates.

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

         Restructuring Charges

During the third quarter of 2001, we took a $3.4 million restructuring charge, of which $659,000 has been paid through September 30, 2001, relating principally to our determination to cease providing eCommerce services associated with our eFusion acquisition. This charge is primarily comprised of headcount reductions of approximately 70 employees world-wide (approximately $1.5 million) and the shutdown of our Beaverton, Oregon office (approximately $1.2 million).

        Losses

We have reported net operating losses and net losses since our inception. We believe that we will first report positive earnings before interest, taxes, depreciation and amortization (so-called "EBITDA") during the first quarter of 2002. This estimate represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. However, we cannot assure you that we will be EBITDA positive during the first quarter of 2002; due to the risk factors described in the first paragraph of this "Management's Discussion and Analysis", our actual results could vary materially from our estimate.

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

Net cash used in financing activities was $2.3 million for the nine months ended September 30, 2001, principally reflecting the repayment of certain capital lease obligations.

Net cash used in operating activities amounted to $23.7 million for the nine months ended September 30, 2001, reflecting net operating losses and increased accounts receivable, partially offset by increases in accounts payable and accrued liabilities.

Net cash provided by investing activities was $16.1 million for the nine months ended September 30, 2001, reflecting the maturities of investments which were used to finance operating activities, offsetting $18.2 million of capital expenditures during the first nine months of 2001.

As of September 30, 2001, our principal commitments consisted of obligations outstanding under operating and capital leases. At that date, future minimum payments for non-cancelable leases includes required payments of $6.6 million during 2001 and $25.8 million for years 2002-2005 and thereafter under all leases.

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

The credit agreement contains customary financial and other covenants and may be terminated by our lender 45 days after the occurrence of certain mergers, acquisitions and investments. As of September 30, 2001, we were in compliance with all of the covenants under our credit agreement.

We have arranged for financing in the ordinary course for gateway equipment, switching equipment and general office equipment, from third parties and vendors.

In September 2001, our Board of Directors authorized a share buyback program through which we may repurchase up to $10 million worth of shares of common stock in the open market. As of September 30, 2001, we had not repurchased any shares under this program.

Our capital requirements depend on numerous factors, including market acceptance of our services, the responses of our competitors, the resources allocated to ITXC.net and the development of future applications of our technology, our success in marketing and selling our services, and other factors. We have experienced substantial increases in our capital expenditures since our inception, consistent with growth in our operations and staffing, and we anticipate that our capital expenditures will continue to increase in the future. However, our capital expenditure expectations for the next twelve months have been pared somewhat, reflecting the availability to us of used equipment and the reduction of certain capital intensive initiatives. We will evaluate possible acquisitions of, or investments in, complementary businesses, technologies or services and plan to expand our sales and marketing programs. Any such possible acquisition may be material and may require us to incur a significant amount of debt or issue a significant number of equity securities. Further, any businesses that we acquire will likely have their own capital needs, which may be significant, which we would be called upon to satisfy independent of the acquisition price. We currently believe that our available cash and cash equivalents, after taking into account the stock buyback program described above, will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. This statement represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from our expectations. We may need to raise additional funds in order to fund more rapid expansion, to develop new or enhance existing services, to respond to competitive pressures or to acquire or invest in complementary business, technologies or services. Additional funding may not be available on favorable terms or at all.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company believes that the adoption of this standard will not have a significant impact on its results of operations and financial position.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We had investments of $152.7 million as of September 30, 2001 in certain marketable securities, which primarily consist of short-term fixed income investments. Due to the short-term nature of our investments, we believe that the effects of changes in interest rates are limited and would not have a material impact on our financial condition or operating results.

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

The Company and certain of its officers/directors have been named as defendants in several purported shareholder class action lawsuits. The lawsuits allege, among other things, that, in connection with the Company's public offerings of securities, its Prospectus did not disclose certain alleged practices involving its underwriters and their customers. These actions seek compensatory and other damages, and costs and expenses associated with the litigation. These actions are in the early stages and the Company has not yet determined if there is any potential material impact on its Consolidated Financial Statements. Management believes that ITXC and its officers/directors did not engage in any improper or illegal conduct and intends to defend these actions vigorously.

The Company has been served with a complaint filed in Virginia state court on behalf of Hercules Communications Company, LLC in which the plaintiff demands damages, including punitive damages, based on the Company's alleged refusal to carry out a purported agreement to purchase certain assets from Hercules. The claims are primarily based on alleged breach of contract, breach of implied contract, breach of an oral contract, promissory estoppel and fraud. The Company does not believe the case to be meritorious and intends to vigorously defend its conduct.

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

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits:


          99.1 Risk Factors (incorporated by reference to Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

         (b) The registrant filed three Current Reports on Form 8-K during the quarter ended September 30, 2001. Information regarding the items reported on is as follows:


Date                   Matter Reported On (all disclosures under Item 5)
----                   -------------------------------------------------

September 6, 2001      The commencement of the Hercules litigation referred to above.

September 17, 2001     EBITDA and Revenue Guidance.

September 17, 2001     Announcement of Stock Repurchase Authorization.

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

Dated:  November 14, 2001

                                  EXHIBIT INDEX

99.1 Risk Factors (incorporated by reference to Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)