Form 10-K
period 2001-12-31
ITXC CORP
filed 2002-03-29
CIK 1061895

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

      [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934 for the fiscal year ended December 31, 2001.

    [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the transition period from  to  .

                       Commission File Number 333-80411

                               -----------------

                                  ITXC CORP.
            (Exact name of registrant as specified in its charter)

                      Delaware                 22-3531960
                   (State or other          (I.R.S. Employer
                   jurisdiction of
                  incorporation or       Identification Number)
                    organization)

              750 College Road East, Princeton, New Jersey 08540
                                (609) 750-3333
            (Address and telephone number, including area code, of
                   registrant's principal executive office)

       Securities registered pursuant to Section 12(b) of the Act: none.

          Securities registered pursuant to Section 12(g) of the Act:

                              Title of each class

                    Common Stock, par value $.001 per share

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Aggregate market value of voting stock held by non-affiliates as of January 31, 2002 was approximately $289 million.

   Number of shares of Common Stock outstanding as of January 31, 2002:
45,837,126

   Documents incorporated by reference: Definitive proxy statement for the registrant's 2002 annual meeting of shareholders (Part III).

================================================================================

                                  ITXC CORP.

                               TABLE OF CONTENTS

                                                                                                  Page
PART I                                                                                            ----
Item 1.    Business of the Company...............................................................   1
Item 2.    Properties............................................................................  16
Item 3.    Legal Proceedings.....................................................................  16
Item 4.    Submission of Matters to a Vote of Security Holders...................................  17
Item 4A.   Executive Officers of the Registrant..................................................  17

PART II
Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters.............  19
Item 6.    Selected Financial Data...............................................................  20
Item 7.    Management's Discussion and Analysis of Results of Operations and Financial Condition.  21
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk............................  31
Item 8.    Financial Statements and Supplementary Data...........................................  31
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..  31

  PART III
Item 10.   Directors of the Registrant...........................................................  31
Item 11.   Executive Compensation................................................................  31
Item 12.   Security Ownership of Certain Beneficial Owners and Management........................  31
Item 13.   Certain Relationships and Related Transactions........................................  31

PART IV
Item 14.   Exhibits, Financial Statements Schedules and Reports on Form 8-K......................  32

Signatures                                                                                         34

Item 1.  Business of the Company

Introduction

   ITXC Corp. was incorporated in Delaware in 1997. On October 1, 1999, we consummated our initial public offering, on March 15, 2000 we completed a follow-on offering of shares by ourselves and certain of our shareholders and on October 12, 2000 we consummated the acquisition of eFusion, Inc. ("eFusion"). On October 11, 2001, we sold most of the tangible and intangible assets of our e-commerce business (other than patents) to eStara, Inc. ("eStara"), a privately held provider of web-voiced services, in exchange for a 19.9% equity position in eStara. Our principal executive offices are located at 750 College Road East, Princeton, New Jersey 08540, and our telephone number is
(609) 750-3333. As used in this Annual Report, the terms we, ITXC and the Company refer to ITXC Corp. and its subsidiaries.

   ITXC, WWeXchange, BestValue Routing and webtalkNOW!, and many of our product/service names referred to herein, are trademarks, service marks or trade names of the Company or its subsidiaries. This Annual Report also includes references to trademarks and trade names of other companies.

   Certain statements under the captions "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Business of the Company" and elsewhere in this Annual Report are forward-looking statements. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Annual Report that are not historical facts. When used in this Annual Report, the words "expects", "anticipates", "intends", "plans", "believes", "seeks" and "estimates" and similar expressions are generally intended to identify forward-looking statements under the Private Securities Litigation Reform Act of 1995. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. These factors consist primarily of the risks identified in Exhibit 99.1 to this Annual Report. We assume no responsibility to update these forward-looking statements after the filing of this Annual Report.

Overview

   We are a leading global provider of high quality wholesale voice and fax telecommunications services. We primarily use the Internet for transport of these calls. ITXC estimates that it now ranks in the top 20 carriers in the world based on minutes of international calling, and carries 2% of all international calls worldwide. Our services allow carriers and telephony resellers to benefit from the low capital and operating costs of using the Internet for transport. We believe that our scale, reputation for high quality and ability to rapidly implement new services for our carrier customers addresses the substantial opportunities that arise from the reach and economics of the Internet.

   We have developed and deployed ITXC.net/SM/, an actively-managed network overlaid on the public Internet, to deliver high quality voice and fax communications while providing our customers with the cost savings and global reach of the Internet. We believe that the rapid growth of commercial traffic on ITXC.net demonstrates that we have successfully used our proprietary BestValue Routing to address the quality problems which early attempts at voice transport on the Internet encountered.

   To date, we have concentrated our efforts on rapidly deploying ITXC.net worldwide. We have established ITXC-owned facilities in the U.S. and London and have arranged call termination and origination services with affiliates throughout the world. We have used our affiliate structure to achieve broad worldwide presence. As of January 31, 2002, we had affiliates in 394 cities in 146 countries. On a typical day, we carry traffic to and from well over 100 countries. By using the Internet for transport and our affiliates' local infrastructure for terminating voice traffic, we have developed a reliable network, which we are expanding rapidly, at substantially lower capital expense than traditional carrier networks.

   In April 1998, we introduced ITXC WWeXchange Service, the first application enabled by ITXC.net. This service provides international call completion to our customers and enables them to offer their own customers phone-to-phone global voice and fax service. We have achieved a high network usage growth rate since commencing ITXC WWeXchange Service. The following table sets forth the number of minutes of traffic carried over ITXC.net during the past twelve quarters:

                                              Minutes
                        Quarter ended      (in millions)
                        -------------      -------------
                        March 31, 1999....       11
                        June 30, 1999.....       24
                        September 30, 1999       43
                        December 31, 1999.       72
                        March 31, 2000....      131
                        June 30, 2000.....      201
                        September 30, 2000      270
                        December 31, 2000.      355
                        March 31, 2001....      358
                        June 30, 2001.....      406
                        September 30, 2001      566
                        December 31, 2001.      606

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

   In December 1999, we commenced our first service offering as a voice application service provider, providing a service called webtalkNOW! which allows Internet portals, Internet service providers and web sites to offer web-to-phone calling to their customers under their own brands.

   In October 2000, we consummated our acquisition of eFusion, Inc., an Oregon-based provider of Internet voice services that help online businesses and Internet service providers deliver eSatisfaction to their customers. As a result of that transaction, e-commerce companies were able to implement ITXC Push to Talk Service (acquired with eFusion) to facilitate live voice interaction for browsing consumers or recipients of targeted emails. After experiencing disappointing revenue growth in this field, in the second and third quarters of 2001 we wrote-down most of the value of those assets. On October 11, 2001, we sold most of the tangible and intangible assets of the e-commerce business (other than patents) to eStara, Inc., a privately held provider of web-voiced services, in exchange for a 19.9% equity position in eStara. We also granted certain patent licenses to eStara for use in the e-commerce business. We valued this investment at $700,000. See Note 7 of the Notes to our Consolidated Financial Statements.

   Our current focus is on wholesale services primarily delivered over the Internet (known variously as "Voice on the Internet," "Voice over Internet Protocol" or "VoIP"). However, in the event market conditions change and enable our profitable entry into enhanced services, our use of the Internet as a foundation of our services would facilitate the introduction of more advanced communications applications such as :

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

Industry Overview

Convergence of Global Telecommunications and Data Services

   The global telecommunications industry has grown at a rapid rate over the last decade, driven by domestic and international deregulation, technological development, network deployment and the globalization of business. The number of communications service providers has also been increasing internationally as a result of competition fostered by domestic and international deregulation. These factors have contributed to a substantial decrease in the cost of telephony services delivered over the traditional telephone network. This trend of decrease in price, however, has been countered by an increase in demand that low prices have created. Based on country-by-country information and other data provided by the International Telecommunications Union, total telecommunications services revenue was approximately $700 billion in 1997. According to Insight Research Corporation, an industry research firm, this market is projected to grow to approximately $1.3 trillion by 2003. According to a report "World VoIP Markets" (2002) by research firm Frost & Sullivan, revenues from the VoIP marketplace will surpass $171 billion by the end of 2007. Also according to TeleGeography, a market research firm, 2000 international telephone traffic grew by over 15% in 1999, to approximately
107.8 billion minutes (this number does not include PC-to-phone traffic, traffic routed over end-to-end IP networks, traffic routed on private networks, or domestic traffic in any country). According to the TeleGeography 2002 report, VoIP (voice over Internet Protocol) was expected to account for 10 billion minutes, or 6% of the world's international traffic in 2001--up from the 6.2 billion minutes that TeleGeography had projected for 2001 last year. TeleGeography estimates that worldwide there were over 160 billion minutes of international calling in 2001, up from over 135 billion minutes in 2000. These figures only include phone-to-phone calls placed through carriers; PC-to-phone, PC-to-PC calls and calls on private corporate networks are excluded. ITXC, carrying nearly 20% of the world's international VoIP minutes, has the largest global market share of all VoIP players.

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

Network Infrastructure

   The basic technology of traditional telecommunications was designed for slow mechanical switches. Communications over the traditional telephone network are routed through circuits which must dedicate resources to each call from its inception until the call ends, regardless of whether anyone is actually talking on the circuit. This circuit-switching technology incurs a significant cost per call and does not efficiently support the integration of voice with data services.

   Data networks, however, were designed for electronic switching. They break the data stream into small, individually addressed packages of data ("packets") which are routed independently of each other from the origin to the destination. Therefore, they do not require a fixed amount of bandwidth to be reserved between the origin and destination of each call and they do not waste bandwidth when it is not being used for actual transmission of information. This allows multiple voice or voice and data calls to be pooled, resulting in these networks being able to carry more calls with an equal amount of bandwidth. Moreover, they do not require the same complex switching methods required by traditional voice telephone networks, instead using a multiplicity of routers to direct each packet in the direction of its destination and they automatically route packets around blockages, congestion or outages.

   Packet switching is a method of transmitting messages that can be used within a data network or across networks, including the public Internet. The Internet itself is not a single data network owned by any single entity, but rather a loose interconnection of networks belonging to many owners that communicate using the Internet Protocol (IP).

The Emergence of Voice on Data Networks

   Voice on the Internet consists of both traditional and enhanced voice and fax services between ordinary phones and the addition of interactive voice capability to computers, web sites and email. Voice on the Internet serves both the extensive market of existing phone users and the expanding market of computer users. We believe data networks provide lower cost than the traditional telephone network and are better suited to deliver future enhanced services to both phone users and computer users. Moreover, the Internet is the most cost-effective data network for transmitting any type of data worldwide, including voice. According to the International Telecommunications Union the year 2000 was the first time Internet capacity exceeded international telephone circuit capacity.

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

   By using the public Internet, VoIP providers like ITXC are able to avoid direct payment for transport of communications, instead paying for large "pipes" into the public Internet, billed by bandwidth rather than usage, which transmits calls to a distant gateway. The Internet, which has its origins in programs devised by the Department of Defense to provide multiple routes and therefore redundancy which was largely immune from the failure of a single network element, provides great redundancy and can be "self healing" in the event of an outage in a particular network element or transmission path. Moreover, adding an additional entry or exit point (a Point of Presence or "POP") does not require any expensive or time consuming reconfiguration or reprogramming of existing network elements. The new element is simply installed with a specific IP address and it can send or receive information from any other IP address on the Internet.

Limitations of Existing Internet Telephony Solutions

   The growth of voice on the Internet was limited in the past due to poor sound quality caused by technical issues such as delays in packet transmission and bandwidth limitations related to Internet network capacity and local access constraints. However, the continuing addition of data network infrastructure, recent improvements in packet-switching and compression technology, new software algorithms and improved hardware have substantially reduced delays in packet transmissions and the effect of these delays. ITXC's BestValue Routing enables the Company to provide its carrier customers with the consistent quality they require. In fact, ITXC's carrier customers typically do not tell their customers that their phone-to-phone calls are being transmitted over the Internet since these callers are receiving the quality that they expect. Traffic from Tier 1 carriers has been growing both in absolute terms and as a percentage of total traffic. For the fourth quarter of 2001 Tier 1 carriers represented 59.9% of total traffic as compared to 18.5% of our total traffic during the fourth quarter of 2000.

   A number of large long distance carriers have announced Internet telephony service offerings. Smaller Internet telephony service providers have also begun to offer low-cost Internet telephony services from personal computers to telephones and from telephones to telephones. Traditional carriers have substantial investments in traditional telephone network technology, and therefore have been slow to embrace Internet technology. We believe that these service offerings by large long distance carriers and smaller providers are generally available in limited geographic areas and can only complete calls to a limited number of locations.

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

The ITXC Solution

   We believe that the rapid growth of commercial traffic on ITXC.net, particularly from Tier I carriers, demonstrates that we deliver high quality, low cost voice and fax communications over the Internet. The key advantages of our solution include:

   Quality. We believe that we deliver to our customers high quality voice communications over the Internet at competitive pricing. We maintain high quality primarily through our proprietary BestValue Routing technology and techniques which include ITXC-developed monitoring and analysis software and rapid human response from our 24-hours-a-day, 7-days-a-week network operations center. In addition, we blend the redundancy of the public Internet with our use of multiple termination affiliates in many cities to help assure the reliability and quality of our network. We use dedicated data networks and even the traditional telephone network to address peaks or when we cannot assure consistent quality on the Internet.

   Lower Costs. By using the public Internet, we are able to reach and rapidly deploy many affiliates throughout the world at a substantially lower capital expense than building the dedicated connections that a traditional telephony carrier would require. Also, as a result of our ability to use the public Internet, we believe that we have significantly lower marginal costs than the traditional telephone network or a private data network. In addition we avoid the significant costs of network reconfiguration which traditional networks experience whenever they must add, change or delete a POP. Each POP as well as any Network Operations Centers must be reconfigured whenever the routing from that POP is changed. Because ITXC uses the Internet as the intermediary, we are able to add, change or delete a POP with no reconfiguration required in any other POP.

   Interoperability. We have led an effort called iNOW! resulting in an industry standard for interoperability. More than 45 Internet telephony vendors have agreed to comply with the iNOW! initiative. The VocalTec and Cisco equipment installed on ITXC.net is already interoperable to some extent under a version of iNOW!. We believe that as a result, we and our affiliates have the only multi-vendor interoperable network in the Internet protocol telephony industry. Although we have transferred the iNOW! trademark and web site to an industry standards body, we intend to continue to provide leadership in interoperability of voice over the Internet services. In 2001 we announced that we were the first in the industry to achieve full interoperability between Cisco and VocalTec gateways and we intend to continue maximizing our opportunities for interoperability. Interoperability results in significant network efficiencies, increases the routing choices of ITXC's customers, reduces latency (network delay) by reducing the need for protocol conversions, and increases the redundancy and therefore reliability of the ITXC network.

   Global Scale. Our network is overlaid on the public Internet to provide a global communications medium to voice service providers. ITXC.net is scalable--by using the public Internet and our global network of affiliates, we are able to rapidly and easily add capacity when needed. In addition, we believe that we are able to connect new affiliates to ITXC.net in significantly less time than it would take for a traditional telephony carrier or dedicated data network to establish a dedicated connection. For example, we were able to rapidly deploy a network in Bolivia for COTAS that was able to transport a substantial market share of the traffic in the country within weeks of the date COTAS was able to carry traffic. Moreover, we have a business model of purchasing terminating minutes directly from affiliates and selling call completion to customers and affiliates. This model eliminates the need for complex settlement between carriers which had previously slowed the deployment of a global network.

   Easy Access. We offer our customers three ways to connect from their switches to ITXC.net: through normal dedicated switch-to-switch connections, through customer-owned gateways, and through SNARCs. SNARCs are specially configured devices, which we own and install on our carrier customers' premises in order to eliminate the cost of dedicated connections from their switches to our network hubs. SNARCs allow our customers to benefit from the global termination capabilities of ITXC.net by bringing the advantages of voice over the Internet to the customer's premises. In addition, our affiliates can terminate calls directly from ITXC.net using similar SNARC equipment that we install on their premises.

   Attractive Platform for New Services. Because of our leadership position in establishing interoperability standards and the breadth of our deployed network, developers of new services are bringing products to us for evaluation and possible deployment on ITXC.net. We believe that our operation as a voice application service provider opens our network to new categories of customers including major retailers who do not own telephone facilities themselves.

Our Strategy

   Our goal is to grow our market share as a leading wholesale provider of voice and fax services as measured by revenue and network size. In order to achieve this goal we intend to:

Exploit Our Early Entrant Status and Worldwide Network

   As of January 31, 2002, we had aggressively deployed ITXC.net in 394 cities. We believe that with the increasing use of this network, ITXC has developed a reputation in the communications industry for providing high quality voice and fax services over the Internet. In addition, we believe our experience as one of the first providers of Internet-based voice services has placed us at the forefront of developing the proprietary tools and techniques which enable us to offer our services. We intend to continue to enhance and capitalize upon our reputation and experience in the communications industry as we provide existing and new voice and fax services.

Rapidly Expand ITXC.net by Adding Additional Affiliates Worldwide

   We have used our affiliate structure to quickly achieve a global reach for ITXC.net. We believe that this approach allows us to quickly expand and develop a broader network than our competitors. We intend to continue to rapidly add new affiliates worldwide in order to provide our customers with additional termination points.

Focus On Newly Deregulating Markets

   We intend to focus substantial resources on newly deregulating markets to enable both incumbent carriers and new entrants to rapidly deploy worldwide capability with minimal capital expenditure. ITXC entered into a relationship with COTAS, Bolivia's second largest local exchange carrier, and Heilsberg, S.A., so that on November 28, 2001, the first day on which competition was legal in Bolivia, COTAS was immediately able to provide world wide access through ITXC for its customers. Through the first two months of the service COTAS was able to deliver high quality service to its customers and to achieve an estimated 36% market share, second only to the PTT. This was true despite the fact that no network testing was allowed prior to the November 28 opening of the market. Bolivia was also the first market in which ITXC provided all domestic long distance service to COTAS customers as well as international service. It is our intention to try to build on the successful Bolivian model in additional markets which are deregulating, which in 2002 are expected to include, among others, India and Brazil.

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

Expand ITXC's role in the Phone Call Value Chain

   In Bolivia, as described above, we provide a complete outsourced domestic and international long distance service to our carrier customer. With webtalkNOW! we provide, PC-to-phone services. In several trials we are providing authentication and other services to our wholesale customers. We believe that providing more of the value chain will position us to both earn a greater share of the consumer dollar and will strengthen our relationships with our wholesale customers.

Establish ITXC.net as the Standard for Quality in Our Industry

   By combining our BestValue Routing approach with our knowledge of gateway and Internet technology, we believe that we have demonstrated that the Internet can be an effective medium for two-way voice and fax communication. By continuing to provide reliable high quality voice and fax service with a global reach, our goal is to be the network of choice for new enhanced services that incorporate voice. We continue to undertake major efforts to improve our quality. A study by Atlantic-ACM of 30 carriers worldwide (paid for by the 14 wholesale carriers that were ranked, including ITXC) rated 14 leading wholesale providers by a variety of criteria. Included in the survey were two carriers which primarily use the public Internet and other traditional carriers from around the world, including the three largest U.S. wholesale carriers. ITXC ranked above the industry average in voice quality, provisioning, billing and customer service.

Provide our Customers and Affiliates with Direct Access to ITXC.net

   We are committed to providing our customers with high quality, low cost voice service. SNARCs provide our customers with a voice communications solution that minimizes reliance on the traditional telephone network. By installing SNARCs on customer premises, we can provide our customers with direct access to all of the ITXC.net termination points worldwide without the need for a direct, dedicated connection to one of our network hubs. We also provide SNARCs to affiliates to terminate calls. In the future, an extension of our SNARC program will connect our customers' customers directly to the Internet. We now provide many affiliates with direct access to voice traffic sent over ITXC.net for termination without the need for a direct, dedicated connection to one of our network hubs and thus are able to improve the economics of our services to them. Through year-end 2001 we had exceeded one billion minutes of use of ITXC.net from our SNARC program. We believe that SNARCs will strengthen our customers' and affiliates' relationships with us and position us to deploy additional Internet-based enhanced voice services over ITXC.net.

Deliver Additional Voice Services Over ITXC.net

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

Global Network of Affiliates

   We have a global network of independent affiliates which own their own gateways and originate and/or terminate voice traffic over ITXC.net. We have used our affiliate structure to rapidly achieve what we believe to be the broadest global network in the Internet telephony marketplace. As of January 31, 2002, we had affiliates in 394 cities in 146 countries. Our affiliates range from small Internet service providers to traditional telephone companies.

Multiple Access Points

   As of January 31, 2002, we had three network hubs, one in New Jersey, one in California and one in London, each consisting of a switch and multiple gateways. Our customers access ITXC.net through dedicated connections from their switches to these network hubs or by using SNARCs located on their premises. SNARCs connect our carrier customers' switches to the Internet and ITXC.net and thereby avoid costly, distance-based dedicated line charges associated with connecting customer switches to our network hubs. As of January 31, 2002, we had installed over 140 SNARCs at 54 carrier customer sites and 151 SNARCS at 66 affiliate locations. Some affiliates also connect directly to the Internet to originate or terminate calls using gateways they have purchased directly from equipment suppliers and which they manage.

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

   We have also made considerable progress towards achieving interoperability between gateways of different manufacturers. At present we have the ability to exchange traffic between Cisco and VocalTec gateways and are working to increase the number of vendors' equipment which is interoperable. Interoperability gives ITXC customers the ability to choose the vendor that best suits their needs; allows customers to access more routes; gives terminating affiliates traffic from more carriers; lowers ITXC's capital and operational costs by simplifying routing and network architecture; increases redundancy and therefore reliability on ITXC.net; and enables ITXC to exchange calls with other VoIP networks without the added latency of converting and reconverting between formats.

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

   Because gateways are critical to the infrastructure of ITXC.net, we have strategic relationships with Cisco, Lucent and VocalTec, each of which is a leading gateway and/or switch manufacturer. Lucent and Cisco have provided us with vendor financing in connection with the purchase of gateways and other equipment. VocalTec is an equity investor in ITXC.

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

SNARCs

   SNARCs consist of vendor-supplied gateways and other related equipment including ITXC-developed software that we place on selected customer premises in order to eliminate the cost of backhaul from customer switches to our switches. Until we launched our SNARC program in April 1999, customers had to bear the expense of running dedicated circuits from their facilities to their suppliers. This is known as backhaul. Our customers also typically ran circuits from their facilities to our network hubs, then in New York or Los Angeles. However, the introduction of our SNARC program reduces the expense of backhaul by transporting traffic directly to the Internet and ITXC.net in whatever city the customer is located. We believe that this use of Internet capability to eliminate the expense of backhaul makes us more attractive to customers located away from major telephony hubs. In addition, since December 1999 we have been installing similar equipment on selected affiliates' premises to connect them directly to the Internet for the purpose of their terminating calls originated over ITXC.net. As of January 31, 2002, we had installed over 140 SNARCs at 54 customer sites and 151 SNARCS at 66 affiliate locations.

webtalkNOW! Service

   We believe that ITXC.net has the same advantages of consistent quality, global coverage and competitive prices for web-to-phone calls as it does for phone-to-phone calls. Our webtalkNOW! service provides an outsourced solution to Internet portals, Internet service providers and web sites allowing them to offer self-branded web-to-phone service to their users. We can provide our customers with high quality, global call completion over ITXC.net for their end-users' web-to-phone calling and the dialing software necessary for their users to actually place calls over ITXC.net from their PCs. The market for this service has developed slowly, and the failure of many Internet ventures has further diminished the potential market. If the market opportunity revives, we believe that our webtalkNOW! service will assist our customers in building their own brands and in retaining their end-users.

Future Enhanced Voice Services

   We intend to make investments to develop and market additional services for use over ITXC.net when we perceive that there is a viable market opportunity for us. We believe that as a result of the convergence of the data and communications networks and the capabilities and size of ITXC.net, we will be able to offer next-generation, enhanced voice services to both new and existing customers when the need arises. In addition, we believe that ITXC.net's open architecture, combined with the strength and size of our customers, affiliates and strategic relationships, will attract developers of voice services to our network.

   We may introduce the following enhanced voice services in the future and we may introduce other services not listed. However, we cannot provide assurances that we will be able to successfully develop or implement these or other services in the future, and the overall market for enhanced services has developed far more slowly than we originally anticipated.

   Enhanced Phone-to-Phone Service: Planned enhancements to our existing ITXC WWeXchange Service include:

  . complete outsourced long distance service for carriers and other resellers;

  .   selectable price/quality grades for carriers and other resellers;

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

   Device-to-Phone Service and Phone-to-Device Service: There are Internet phone devices available on the market today that allow owners to make calls over the Internet. While there is no incremental cost for these calls over the cost of Internet access, calls can only be made to others who have Internet phones. We may use ITXC.net to enable the completion of inexpensive calls from these devices to any telephone. In addition, other devices, such as personal digital assistants, are becoming voice-enabled.

   Unified Messaging Service: We may be able to offer a service over ITXC.net that our customers can use to provide their customers with telephone access to voice messages, e-mail and faxes. In addition, our customers may be able to provide to their customers access to voice mail from personal computers. However, demand for this service when offered by others has been very slow to develop and ITXC would not offer this service unless something changes.

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

  . enable new competitors and ex-monopolies to participate effectively in deregulating markets with low capital cost and quick deployment;

  .   expand our terminating affiliate base;

  .   expand our originating affiliate base;

  .   increase the number of carriers that are ITXC affiliates;

  .   increase our penetration of calls originating outside the United States;

  . maintain and expand our market leadership position among providers of voice and fax services;

  . expand the use of ITXC webtalkNOW! Service by Internet portals, Internet service providers and web sites, especially for paid calling; and

  .   emphasize higher margin, rather than simply increasing revenue.

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

   We have a dedicated sales force selling phone-to-phone and PC-to-phone calling services which is supplemented by members of our executive management team. This sales force also recruits the affiliates that terminate calls for us around the world. Our salespeople are based regionally within the U.S. and in Singapore, London, Dubai, and Athens, as well as in our corporate office. We also have sales agents located in various countries. Our senior management focuses on maintaining and cultivating relationships with our customers. We assign our sales representatives specific accounts based on their level of experience, location and the quality of the relationship between the representative and the customer. We compensate our sales staff based in large part on incentive-based goals and measurements. Our sales compensation plan is based primarily on margin, rather than revenue. In addition to our marketing and sales staff, we rely on our executive and operations personnel, including the staff of our 24-hours-a-day, 7-days-a-week network operations center, to identify sales opportunities within existing customer accounts and to provide quality customer service.

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

Competition

   The long distance telephony market and the Internet telephony market are highly competitive. There are several large and numerous small competitors, and we expect to face continuing competition for ITXC.net based on price and service offerings from existing competitors and new market entrants in the future. The principal competitive factors in our market include price, quality of service, breadth of geographic presence, customer service, reliability, network size and capacity and the availability of enhanced communications services. Our competitors include major and emerging telecommunications carriers in the U.S. and foreign telecommunications carriers. The financial difficulties of many telecommunications providers are rapidly altering the number, identity and competitiveness of the marketplace, and we are unable to determine with certainty the eventual result of this shakeout.

Internet Protocol and Internet Telephony Service Providers

   During the past several years, a number of companies have introduced services that make Internet telephony or voice services over the Internet available to businesses and consumers. All major telecommunications companies, including entities like AT&T, Sprint and Worldcom, as well as iBasis, Net2Phone and deltathree.com either presently or potentially route traffic to destinations worldwide and compete or can compete directly with us. While not fully facility based, Arbinet and Band-X provide clearing house functions for Internet telephony services and compete with us as well. Other Internet telephony service providers focus on a retail customer base and may in the future compete with us. These companies may offer the kinds of voice services we intend to offer in the future. In addition, companies currently in related markets have begun to provide voice over the Internet services or adapt their products to enable voice over the Internet services. These related companies may potentially migrate into the Internet telephony market as direct competitors.

Telecommunications Companies and Long Distance Providers

   A large number of telecommunications companies, including AT&T, Deutsche Telekom, Cable & Wireless, WorldCom, Sprint and BT, currently provide wholesale voice telecommunications service which competes with our business. These companies, which tend to be large entities with substantial resources, generally have large budgets available for research and development, and therefore may further enhance the quality and acceptance of the transmission of voice over the Internet.

General

   Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. As a result, certain of these competitors may be able to adopt more aggressive pricing policies which could hinder our ability to market our voice services. We believe that our key competitive advantages are our ability to deliver reliable, high quality voice service over the Internet in a cost-effective manner, our technology and the patents that protect it, and the size and rapid growth of our network, as well as our relative financial strength. We cannot provide assurances, however, that these advantages will enable us to succeed against comparable service offerings from our competitors.

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

   Specifically, the FCC has expressed an intention to further examine the question of whether certain forms of phone-to-phone Internet telephony are information services or telecommunications services. The two are treated differently in several respects, with certain information services being regulated to a lesser degree. The FCC has noted that certain forms of phone-to-phone Internet telephony bear many of the same characteristics as more traditional voice telecommunications services and lack the characteristics that would render them information services. In addition, the FCC has opened a docket to reconsider the mechanisms for contributing to the Universal Service Fund, and may reconsider the status of Internet telephony in that context.

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

   ITXC is also providing service in countries where regulation of Internet telephony is far more restrictive than in the European Union. Specifically, ITXC has a strategic affiliate relationship with China Telecom to provide Internet telephony services in the People's Republic of China. See ITXC's Strategic Carrier and Technology Partners. China currently prohibits foreign ownership of telecommunications companies and strictly limits competition in the telecommunications sector. However, a recent yet-to-be-implemented trade agreement between the U.S. and China enables China's entry into the World Trade Organization and may open up the Chinese Internet market to foreign investment. In the event that this agreement is implemented, U.S. firms would be permitted to invest in Chinese-based Internet ventures. Internet telephony is now being provided in China by China Telecom, Unicom, and Jitong Communications. India largely prohibits Internet telephony, although pending partial deregulation may affect this regime.

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

Proprietary Rights

   Proprietary rights are important to our success and our competitive position. As of January 31, 2002, we had 9 issued patents and had applied for 13 additional patents. As of January 31, 2002, we had 3 registered trademarks and 8 pending applications for trademarks in the U.S., and had various parallel registrations or pending applications for trademarks in other parts of the world. Certain trademarks previously owned by ITXC were assigned to eStara, Inc. in connection with the sale of assets related to e-commerce business. The laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the U.S., and effective copyright, trademark and trade secret protection may not be available in such jurisdictions. In general, our efforts to protect our intellectual property rights through copyright, trademark and trade secret laws may not be effective to prevent misappropriation of our content, and our failure to protect our proprietary rights could materially adversely affect our business, financial condition, operating results and future prospects. Despite such protection, a third party could, without authorization, copy or otherwise appropriate our proprietary network information and other proprietary information about our services and technology. Our agreements with employees, consultants and others who participate in development activities could be breached, we may not have adequate remedies for any breach, and our trade secrets may otherwise become known or independently developed by competitors.

   We rely upon license agreements with respect to our use of the software and hardware provided to us by our vendors. Those license agreements may not continue to be available to us on acceptable terms, or at all.

   Enforcing our patent rights could result in costly litigation. Our patents could be invalidated in litigation. Should this happen, we will lose a significant competitive advantage. Additionally, our competitors or others could be awarded patents on technologies and business processes that could require us to significantly alter our technology, change our business processes or pay substantial license and royalty fees. In addition, we have, from time to time, received notices alleging patent infringement claims and are currently involved in defending a legal proceeding involving patent infringement claims (see Legal Proceedings). Claims of infringement, whether successful or not, could seriously harm our business, financial condition, results of operations and prospects.

Employees

   As of January 31, 2002, we employed 224 people. None of our employees is subject to any collective-bargaining arrangements, and we consider our relations with our employees to be good.

Item 2.  Properties

   Our principal executive office is located in Princeton, New Jersey, where we lease approximately 70,000 square feet. We have network hubs in Jersey City, New Jersey; Los Angeles; and London, under co-location arrangements. We have sales offices in Singapore, Athens and London. In January, 2002 we subleased 21,795 square feet of the Princeton space. We believe that we will be able to obtain additional space on commercially reasonable terms to meet future requirements.

Item 3.  Legal Proceedings

   From time to time, we are involved in various legal proceedings relating to claims arising in the ordinary course of business.

   On May 23, 2000, Connectel, LLC, filed suit against us in the United States Federal District Court for the Eastern District of Pennsylvania. Connectel alleges in its complaint that we are infringing on the claims of a patent owned by Connectel by, acting alone or with others, assembling, offering to sell or selling communications networks or switching systems within the United States and for export worldwide without license from Connectel. We believe that the Connectel claims are without merit and we intend to defend the lawsuit vigorously. However, should a judge issue an injunction against us, such action could have a material adverse effect on our operations.

   The Company and certain of its officers/directors have been named as defendants in several purported shareholder class action lawsuits. The lawsuits allege, among other things, that, in connection with the Company's public offerings of securities, its Prospectus did not disclose certain alleged practices involving its underwriters and their customers. These actions seek compensatory and other damages, and costs and expenses associated with the litigation. These actions are in the early stages and the Company has not yet determined if there is any potential material impact on its Consolidated Financial Statements. ITXC is one of hundreds of companies named in substantially identical lawsuits. Management believes that ITXC and its officers/directors did not engage in any improper or illegal conduct and intends to defend these actions vigorously.

   The Company has been served with a complaint filed in Virginia state court on behalf of Hercules Communications Company, LLC in which the plaintiff demands damages, including punitive damages, based on the Company's alleged refusal to carry out a purported agreement to purchase certain assets from Hercules. The claims were primarily based on alleged breach of contract, breach of implied contract, breach of an oral contract, promissory estoppel and fraud. The Court dismissed plaintiff's claim for promissory estoppel and fraud, but did allow the plaintiff to refile its fraud complaint. Discovery is now underway. A trial date has been set for September of 2002. The Company does not believe the case to be meritorious and intends to vigorously defend its conduct.

   We are not a party to any other legal proceeding, the adverse outcome of which is expected to have a material adverse effect on our business, financial condition, operating results or future prospects.

Item 4.  Submission of Matters to a Vote of Security Holders

   Not applicable

Item 4A.  Executive Officers of the Registrant

   The Company's executive officers, their respective ages and their positions with the Company are set forth below:

       Name         Age                                 Position
       ----         ---                                 --------
Tom I. Evslin       58  Chairman of the Board, Chief Executive Officer and President
Edward B. Jordan    41  Executive Vice President, Chief Financial Officer, Treasurer and Director
Steven J. Ott       41  Executive Vice President, Global Sales
Thomas J. Shoemaker 45  Executive Vice President, Business Development
Eric G. Weiss       35  Executive Vice President, ITXC.net
Mary A. Evslin      53  Vice President, Marketing and Customer Success
Bradley E. Miller   35  Vice President of Network Development and Engineering
Theodore M. Weitz   56  Vice President, General Counsel and Secretary

   Tom I. Evslin, our founder, has been Chairman of the Board, Chief Executive Officer and President since our inception in July 1997. From December 1994 until July 1997, Mr. Evslin was employed by AT&T, where he designed its Internet strategy and launched and ran its Internet service provider, AT&T WorldNet Service. From December 1991 until December 1994, he worked for Microsoft, where he last served as General Manager, Server Applications Division, from May 1993. From 1969 to 1991, he was Chairman and Chief Executive Officer of Solutions, Inc., a communications software development company. He is the Chairman of the Policy Committee and a member of the Board of the Voice On The Net Coalition. Mr. Evslin is Mary A. Evslin's husband.

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

   Steven J. Ott was our Vice President, Global Sales from January 1998 until December 1999, when he was promoted to Executive Vice President and assigned responsibility for global sales of both ITXC WWeXchange Service and, for the period from October 2000 through October 2001, e-calling services sold through portals, carriers and ISPs to subscribers. From August 1994 to January 1998, Mr. Ott served as Vice President of Global Sales and Support at Voxware, Inc., a software company providing core audio compression algorithms and applications to technology companies. Prior to August 1994, Mr. Ott served first as a Director and then as Vice President of Corporate Development at Legent Corporation, a software development company.

   Thomas J. Shoemaker joined us in January 2000 as our Executive Vice President of Business Development and is now responsible for new service development. Prior to joining us, from August 1998 to December 1999, he was President and Chief Executive Officer of Electric Schoolhouse, an Internet education company providing application and information services to parents, teachers, students and schools for use at home and in the classroom. From August 1997 to August 1998, Mr. Shoemaker was the Vice President responsible for AT&T's WorldNet Service. Prior to that role, he held a number of business, technical, and marketing positions in AT&T Business Services, Bell Laboratories and Bell Communications Research from September 1979 to August 1997.

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

   Theodore M. Weitz has been our Vice President, General Counsel and Secretary since July 2001. From May 2000 to July 2001 he was Vice President, General Counsel and Secretary of Tachion, Inc., a privately held manufacturer of telecommunications equipment. Prior to that he had been Vice President, General Counsel and Secretary of Dialogic Corporation, a publicly held manufacturer of computer telephony hardware and software from January 1997 through its acquisition by Intel Corp. in July of 1999, and then continued at Intel as both General Counsel of its Dialogic subsidiary and Senior Counsel of Intel's Communications Products Group. Prior to 1996 he had been counsel at Lucent Technologies, Inc., and had earlier been with AT&T, Unix System Laboratories and Novell, as well as in private practice of law.

   Officers who do not have an employment agreement with us serve at the discretion of our board of directors and hold office until their successors are elected and qualified or until their earlier resignation or removal.

Item 5.  Market for the Registrant's Common Equity and related Stockholder
Matters

   Our Common Stock has traded on the NASDAQ National Market under the symbol ITXC since September 28, 1999. The following table sets forth the per share range of high and low closing sales prices for the periods indicated:

                              Year ended December 31, 2000
                              ----------------------------
                      Quarter      High           Low
                      -------    -------        ------
                      First.. $119.75        $36.93
                      Second. $ 65.93        $25.87
                      Third.. $ 38.31        $14.31
                      Fourth. $ 14.00        $ 6.00

                              Year ended December 31, 2001
                              ----------------------------
                      Quarter      High           Low
                      -------    -------        ------
                      First.. $ 14.00        $ 5.12
                      Second. $  7.00        $ 3.11
                      Third.. $  5.35        $ 2.55
                      Fourth. $  7.78        $ 2.54

   The market price for our stock is highly volatile and fluctuates in response to a wide variety of factors.

   We have never declared or paid any dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements and other factors the board of directors deem relevant. In addition, our credit agreement restricts our ability to declare and pay dividends without the consent of our lender.

   As of February 19, 2002, the Company had approximately 202 shareholders of record, and approximately 15,000 beneficial shareholders.

Item 6.  Selected Financial Data

   The following selected financial data for the period from July 21, 1997 through December 31, 2001 are derived from our audited Consolidated Financial Statements. You should read the information that we have presented below in conjunction with our Consolidated Financial Statements, related notes and other financial information included elsewhere in this Annual Report. The acquisition of eFusion, completed on October 12, 2000, was accounted for as a purchase transaction. Accordingly, eFusion's assets, liabilities and results of operations are reflected solely for periods on or after October 12, 2000 and prior to October 11, 2001, when the Company sold most of the tangible and intangible assets of its e-commerce business (other than patents) to eStara, Inc., a privately held provider of web-voiced services, in exchange for a 19.9% equity position in eStara.

                                                                                                                Period from
                                                                                                               July 21, 1997
                                                                                                            (date of inception)
                                                                                 December 31,                   to Dec. 31
                                                                    --------------------------------------  -------------------
                                                                      2001       2000      1999     1998           1997
                                                                    ---------  --------  --------  -------  -------------------
                                                                               (in thousands, except per share data)
Operating Data
  Revenue:
   Telecommunications revenue...................................... $ 173,220  $ 84,783  $ 24,423  $ 1,238        $   --
   Consulting revenue..............................................        --        --       988      653            59
                                                                    ---------  --------  --------  -------        ------
      Total revenue................................................   173,220    84,783    25,411    1,891            59
  Cost and expenses:
   Data communications and telecommunications......................   150,077    74,859    23,095    2,017            --
   Cost of consulting revenue......................................        --        --        --      192            --
   Network operations..............................................     8,815     5,836     3,219    1,321            --
   Selling, general and administrative.............................    44,787    30,103    14,778    5,120           701
   Depreciation....................................................    19,815    11,091     2,472      345             5
   Amortization of intangibles.....................................    13,734     9,632        84       --            --
   Impairment of assets............................................   113,737        --        --       --            --
   Restructuring charges...........................................     3,713        --        --       --            --
   Purchased in-process research and development...................        --    14,805        --       --            --
   Non-cash employee compensation..................................     3,455     4,873     2,716      194            --
                                                                    ---------  --------  --------  -------        ------
      Total cost and expenses......................................   358,133   151,199    46,364    9,189           706
                                                                    ---------  --------  --------  -------        ------
  Loss from operations.............................................  (184,913)  (66,416)  (20,953)  (7,298)         (647)
  Loss associated with investments.................................      (250)  (15,619)       --       --            --
  Interest income, net.............................................     8,721    11,071     1,289       91             1
                                                                    ---------  --------  --------  -------        ------
      Net loss.....................................................  (176,442)  (70,964)  (19,665)  (7,207)         (646)
  Accretion of redemption value of mandatorily redeemable
   converted preferred stock.......................................        --        --      (773)     (14)           --
      Net loss applicable to common stockholders................... $(176,442) $(70,964) $(20,438) $(7,222)       $ (646)
                                                                    =========  ========  ========  =======        ======
  Basic and diluted net loss per share applicable to common
   stockholders.................................................... $   (3.89) $  (1.81) $  (1.29) $ (0.88)       $ (.09)
                                                                    =========  ========  ========  =======        ======
  Weighted average shares used in computation of basic and diluted
   net loss per share applicable to common stockholders............    45,392    39,292    15,886    8,185         7,005
  Pro forma basic and diluted net loss per share................... $   (3.89) $  (1.81) $  (0.69) $ (0.45)
                                                                    =========  ========  ========  =======
  Weighted average shares used in computation of basic and diluted
   net loss per share..............................................    45,392    39,292    28,526   16,155            --

                                                                      2001       2000      1999     1998           1997
                                                                    ---------  --------  --------  -------  -------------------
Balance Sheet Data:
Cash, cash equivalents and marketable securities................... $ 147,555  $199,437  $ 74,396  $ 4,171        $  498
Total assets.......................................................   215,381   385,677    99,862    7,834           795
Long-term obligations, including current portion...................     6,464    10,082     5,493    1,437            --
Working capital....................................................   138,818   191,360    65,810    2,069          (227)
Redeemable preferred stock.........................................        --        --        --    9,867            --
Total stockholders equity (deficit)................................   180,603   352,284    80,366   (6,118)           52

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

   The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements that we have presented elsewhere in this Annual Report.

   We have included in this Annual Report certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial condition. "Forward-looking statements" consist of all non-historical information, and the analysis of historical information. The words "could", "expects", "anticipates", "objective", "plan", "may affect", "may depend", "believes", "estimates", "projects" and similar words and phrases may identify such forward-looking statements.

   Actual results could differ materially from those projected in our forward-looking statements due to numerous known and unknown risks and uncertainties, including, among other things, unanticipated technological difficulties, the volatile and competitive environment for Internet telephony, changes in domestic and foreign economic, market and regulatory conditions, the inherent uncertainty of financial estimates and projections, the difficulties of integrating businesses which were previously operated as stand-alone units, the creditworthiness of our customers, the uncertainties involved in certain legal proceedings, instabilities arising from terrorist actions and responses thereto, and other considerations described as "Risk Factors" in Exhibit 99.1 to our Annual Report on Form 10-K for the year ended December 31, 2001 and in other filings made by us with the SEC. Such factors may also cause substantial volatility in the market price of our common stock. All such forward-looking statements are current only as of the date on which such statements were made. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

  Critical Accounting Policies and Estimates

   ITXC's discussion and analysis of its financial condition and results of operations are based upon the Company's Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, investments, intangible assets, restructuring and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

   The Company believes the following critical accounting policies apply to and affects significant judgments and estimates used in the preparation of its Consolidated Financial Statements:

   Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company estimates the amount of the allowance for doubtful accounts required to reduce accounts receivable to expected net realized value by reviewing the status of significant past-due receivables and analyzing historical bad debt trends.

   Revenue Recognition. The Company recognizes telecommunications revenue and the related costs at the time the services are rendered. Telecommunications revenue is derived from fees charged to terminate voice and fax services over the Company's network. Increased competition from other providers of Internet telephony services and traditional telephony services could materially adversely affect revenue in future periods. To date, the Company has derived a significant portion of its revenue from a small number of customers. The loss of a major customer could have a material adverse effect on the Company's business, financial condition, operating results and future prospects.

  Overview

   We are a leading global provider of voice and fax services. We primarily use the Internet for transport of these calls. From our inception in July 1997 through April 1998, our operating activities were focused primarily on:

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

   In April 1998, we launched our first service delivered over ITXC.net--our WWeXchange service. Our operations since that time have included:

  . increasing our voice traffic, from 2,746 minutes during April 1998 to approximately 606 million minutes carried through our WWeXchange service during the quarter ended December 31, 2001;

  . refining our monitoring and analysis software in order to achieve BestValue Routing;

  .   expanding our affiliate network to 215 affiliates at January 31, 2002;

  . increasing the global reach of ITXC.net to 394 cities and 146 countries at January 31, 2002;

  . increasing our direct connection to customers using ITXC-owned SNARCs located at the customers' premises; and

  . increasing our employee headcount, from 29 employees on April 1, 1998 to 224 employees on January 31, 2002.

   To date, our primary sources of revenue have been the fees that we receive from customers for terminating calls that they have originated. Our revenue for terminating calls over ITXC.net has depended primarily upon the following factors:

  . the volume of voice traffic carried over ITXC.net, which is measured in terms of minutes of voice traffic;

  . the mix of voice traffic carried over ITXC.net, which reflects the fact that calls made over certain routes will generate greater revenues than calls of a similar duration made over other routes;

  .   pricing pressures resulting from competitive conditions in our markets;
      and

  . our ability to maximize our "buy-sell" margin, i.e. the difference between what we pay to receive termination service and what we are able to charge our customers.

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

   Our operating expenses have been primarily:

  . Data Communications and Telecommunications Expenses. Internet-related expenses, consisting primarily of:

       . costs associated with sending voice traffic, primarily fees that we pay to our affiliates to terminate or assist us in terminating calls, fees that we pay when we find it necessary to utilize the traditional telephone network or private data networks to terminate calls and expenses incurred in connecting our customers to our network; these expenses are largely proportional to the volume of voice traffic carried over our network; and

       . costs associated with buying Internet access at ITXC-operated locations; these costs are largely proportional to the bandwidth of access acquired and do not typically vary based upon volume of voice traffic until additional bandwidth needs to be acquired.

  . Network Operations Expenses. Expenses associated with operating the network, consisting primarily of the salaries, payroll taxes and benefits that we pay for those employees directly involved in the operation of ITXC.net and related expenses. During the period (October 2000 through October 2001) that we operated an e-commerce business, network operations expenses also include related expenses incurred to operate our e-commerce services.

  . Selling, General and Administrative Expenses. There are three components of selling, general and administrative expenses, consisting of the following:

     . Sales and Marketing Expenses. Salaries, payroll taxes, benefits and commissions that we pay for sales personnel and expenses associated with the development and implementation of our promotion and marketing campaigns that are deployed both domestically and internationally. We anticipate that sales and marketing expenses will increase in the future as we expand our internal sales force, hire additional marketing personnel and increase expenditures for promotion and marketing on a global level. We expect that such expenses will also increase as telecommunications revenue increases.

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

     . General and Administrative Expenses. Salary, payroll tax and benefit expenses and related costs for general corporate functions, including executive management, finance, administration, facilities, information technology and human resources, together with accounts receivable reserves. We expect that general and administrative expenses will increase in the future as we hire additional personnel and incur additional costs related to the growth of our business and operations. In addition, we expect to expand our facilities and incur associated expenses to support our anticipated growth.

     . Non-Cash Employee Compensation Expenses. Non-cash employee compensation represents compensation expense incurred in connection with the grant of certain stock options to our employees with exercise prices less than the fair value of our Common Stock at the respective dates of grant. During 1999, but prior to our initial public offering, we granted options to purchase 3,413,500 shares of our Common Stock at exercise prices equal to or less than fair value, resulting in non-cash charges of approximately $12.4 million. Similarly, in connection with our eFusion acquisition during 2000, we were required to take non-cash charges of approximately $0.7 million in connection with options granted in exchange for options previously granted by eFusion. We expect that our non-cash employee compensation charges will be fully expensed by the end of the second quarter of 2002.

   We believe that the services we provide over the Internet are not currently actively regulated in the U.S. Several efforts have been made, however, to enact federal legislation that would regulate certain aspects of the Internet. In addition, the Federal Communications Commission has been considering various initiatives that could affect the provision of Internet telephony, its regulatory status, and the obligations to make payments to the Universal Service Fund. An adverse outcome of either regulatory proceedings or legislation could increase our costs significantly and could materially adversely affect our business, operating results, financial condition and future prospects.

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

   On October 12, 2000, we acquired a 100% interest in eFusion, Inc. ("eFusion"), a provider of voice-enabled applications to service providers, e-commerce companies and call centers, for an aggregate purchase price of approximately $158.8 million. The purchase price consisted primarily of 5.3 million shares of our Common Stock and options to purchase 575,045 shares of our Common Stock. In connection with this transaction, we recorded goodwill of $101.5 million and other intangibles of $32.0 million, all of which were (prior to the impairment charge described below) to be amortized over five years. We also purchased $10.5 million of tangible net assets. The acquisition was accounted for as a purchase, and accordingly, the net assets and results of operations of the acquired business have been included in our Consolidated Financial Statements from the date of acquisition.

   In connection with the acquisition of eFusion, we immediately expensed the amount allocated to in-process research and development of $14.8 million in accordance with an independent third party valuation, as technological feasibility had not been established and the technology had no alternative future use as of the date of the acquisition.

   Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS No. 121"), requires recognition of impairment losses for long-lived assets whenever events or changes in circumstances result in impairment indicators being present and the carrying amount of an asset exceeding the sum of the expected future cash flows associated with the asset. In response to market conditions and the consequent slower than anticipated growth of our enhanced services, at our July 2001 board meeting we made a strategic decision to reduce expenditures for the development and marketing of enhanced services and reduced headcount in these areas by about 40 people. We also determined that certain long-lived assets related to our eFusion acquisition have become impaired. During the second quarter of 2001, we recognized a $108.0 million impairment charge, which represented an $86.7 million write-down of goodwill and a $21.3 million write-down of other intangible assets to their fair values.

   On October 11, 2001, we sold most of the tangible and intangible assets of our e-commerce business (other than patents) to eStara, Inc., a privately held provider of web-voiced services, in exchange for a 19.9% equity position in eStara. We valued this investment at $700,000. We granted certain patent licenses to eStara, while retaining our ownership of such patents. As a result, we determined that there was a further impairment of long-lived assets and recorded a $5.7 million impairment charge during the third quarter of 2001 to write-down such assets to their fair value. In addition, as part of our July and September 2001 business-reorganization plans, we recorded a charge to earnings totaling approximately $3.7 million in the third and fourth quarters of 2001. This charge is primarily comprised of headcount reductions of 70 employees world-wide (approximately $1.5 million) and facility consolidations (approximately $1.5 million) as we closed the Beaverton, Oregon facility in which eFusion had previously operated and terminated or transferred to eStara the employees related to our e-commerce business. The remaining $0.7 million relates to a write-down of the remaining assets at the Beaverton location.

   Since our inception in July 1997, we have experienced operating losses in each quarterly and annual period and negative cash flows from operations in each quarter since we commenced offering services over ITXC.net in April 1998. As of December 31, 2001, we had an accumulated deficit of $275.0 million. The profit potential of our business is unproven, and our limited operating history makes an evaluation of us and our prospects difficult. We may not achieve profitability or, if we achieve profitability, we might not sustain profitability.

Results of Operations for the Years Ended December 31, 2001, 2000 and 1999

  Revenue

   Our revenue (other than consulting) for the years ended December 31, 2001, 2000 and 1999 was $173.2 million, $84.8 million and $24.4 million, respectively. We were able to achieve this increase despite our decision to terminate services to certain customers as a result of credit determinations that we made. The principal aspect of this increase was the increased revenue generated from our WWeXchange service, which provides international call completion to our customers and enables them to offer their own customers phone-to-phone global voice service. Approximately 99% of our total revenue during 2001 was derived from our WWeXchange service. The remaining revenue was derived principally from our webtalkNOW! service, a PC-to-telephone service which allows Internet portals, Internet service providers and web sites to offer web-to-phone calling to their customers under their own brands, and the Push to Talk/(SM) /service that we operated until the sale/license of our e-commerce assets and liabilities to eStara, Inc. in October 2001.

   We have increased the volume of WWeXchange service traffic over ITXC.net. In terms of minutes of traffic, we increased our minutes to 1.9 billion in 2001 from 767 million minutes in 2000. Our average revenues per minute for WWeXchange service declined to 9.0 cents per minute in 2001 from 10.5 cents per minute during 2000. The decline in average revenues per minute is primarily attributable to increased competition.

   Our webtalkNOW! traffic declined significantly from 190 million minutes in 2000 to 34 million minutes in 2001 as a result of the significant decline in the number and financial strength of the Internet-based (so-called "dot.com") consumer businesses that formed a portion of the potential customer base of our webtalkNOW! service and the greatly weakened financial condition of the surviving competitive local exchange carriers (CLECs).

   We reduced and/or eliminated WWeXchange service to some customers at the end of the first quarter and during the second quarter of 2001 and again in the fourth quarter of 2001 because their credit situations deteriorated or they could not, or would not, meet our more stringent credit terms.

   We increased our emphasis on margin, rather than revenue, during 2001 and used margin as the major basis for sales compensation.

   The necessity to reduce or eliminate service to certain customers, the weaknesses in the dot.com sector, the decline in webtalkNOW! traffic and the difficulties we had in expanding the e-commerce business that we acquired in the eFusion transaction, as well as the increased emphasis on margin, resulted in our achieving slower revenue growth than we expected for 2001.

Operating Expenses

   Data Communications and Telecommunications Expenses. During the past three years, the relationship of data communications and telecommunications expenses to telecommunications revenue was as follows:

             Year Ended    Data Communications and
            December 31, Telecommunications Expenses    Revenue
            ------------ --------------------------- --------------
                2001           $150.1 million        $173.2 million
                2000           $ 74.9 million        $ 84.8 million
                1999           $ 23.1 million        $ 24.4 million

   The increase in the dollar amount of such costs during 2001 primarily reflected the increased traffic during 2001 as well as costs associated with establishing and increasing capacity at our hubs in anticipation of future growth in traffic. The increase in the dollar amount of such costs during 2000 primarily reflected the increased traffic during 2000 as well as costs associated with establishing a new network hub in Jersey City, New Jersey during the first quarter of 2000 and expanding that hub later during the year, establishing a new network hub in London, England during the second quarter of 2000, and establishing and increasing capacity at other hubs in anticipation of future growth in traffic.

   The improvement in the relationship of data communications and telecommunications expenses to telecommunications revenue reflects improvements in the mix of traffic that we carried. Revenue from the big three US interexchange carriers, their subsidiaries and the regional Bell operating companies (RBOCs) increased to $30.0 million in 2001 from $4.8 million in 2000. Non-US originated traffic increased to 32.3% of total minutes in 2001 from 15.8% of total minutes in 2000.

   Network Operations Expenses. Network operations expenses increased to $8.8 million during the year ended December 31, 2001 from $5.8 million during the year ended December 31, 2000 and from $3.2 million during the year ended December 31, 1999. Such expenses primarily reflected the cost of operating our 24-hours-a-day, 7 days-a-week network operations center, as well as start-up costs associated with the Jersey City, New Jersey; Los Angeles, California and London hubs. Such costs represented 5.1%, 6.9% and 13.2%, respectively, of telecommunications revenues during the years ended December 31, 2001, 2000 and 1999, respectively. In general, network operations expenses are not proportional to the volume of our traffic; regardless of our volume, we are required to pay the salaries and related costs associated with operating our network operations center in Princeton. We subsequently closed our New York hub and consolidated its operations with our New Jersey hub. We anticipate that we will be able to continue to leverage network operations expenses over a larger revenue base in future periods. Such expectation represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ from such expectation as a result of a number of factors, including the extent to which we incur unanticipated expenses associated with the expansion of our hubs and the growth of our network.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $44.8 million during the year ended December 31, 2001 from $30.1 million during the year ended December 31, 2000 and from $14.8 million during the year ended December 31, 1999. These increases were due primarily to the hiring of additional personnel, commissions paid on our increased telecommunications revenue, expanded sales and marketing campaigns, increased facilities expenses associated with our growth and the customer credit issues described below. As a percentage of revenues, SG&A expenses decreased to 25.9% in2001 from 35.5% in 2000 and 58.2% in 1999, reflecting the leveraging of such expenses over our significantly increased revenue base. Selling, general and administrative expenses during 2001, 2000 and 1999 included charges of $7.6 million, $3.5 million and $2.6 million, respectively, representing accounts receivable reserves and write-offs. These charges reflect general industry trends, the discontinuance of service to certain significant customers because of their failure to meet their payment obligations, the bankruptcy filing of a major customer, certain other bankruptcies and the poor financial condition of some of the Tier 2 carriers who are or who had been our customers. The increase in SG&A expenses was limited by a reduction in headcount. At December 31, 2001, we had 222 employees, as compared with 289 employees one year earlier.

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

  Depreciation

   Depreciation expense increased to $19.8 million in 2001 from $11.1 million in 2000 and $2.6 million in 1999, reflecting the expansion of our network and hubs and the addition of new technologies deployed throughout our network. As a percentage of revenue, depreciation expense was 11.4% in 2001, 13.1% in 2000 and 9.7% in 1999. We added capital expenditures of $25.6 million during 2001.

  Amortization and Write-Off of Intangibles

   In 2001, we amortized $13.7 million of intangibles and we recognized $113.7 million of impairment charges related to the Company's October 2000 eFusion acquisition. In 2000, we amortized $5.1 million of the goodwill associated with the eFusion acquisition, amortized $1.6 million of intangibles and wrote off $14.8 million of in-process research and development associated with our eFusion acquisition.

  Restructuring Charges

   During 2001, we incurred $3.7 million of restructuring charges relating to the steps we took to terminate our e-commerce operations in Beaverton, Oregon.

  Non-Cash Employee Compensation Expenses

   Non-cash employee compensation expense was $3.5 million during the year ended December 31, 2001, $4.9 million during the year ended December 31, 2000 and $2.7 million during the year ended December 31, 1999, representing amortization of deferred compensation incurred in connection with the grant of options at exercise prices less than fair value. The decline in this charge during 2001 reflects the cancellation of options held by individuals whom we no longer employ, as well as the completion of vesting periods for certain options.

  Interest Income, Net

   Our interest income, net, principally represents income from cash and investments which, in turn, were derived from capital contributions made by our investors. In addition to the capital invested near the inception of our business, we raised net proceeds of $9.9 million and $14.9 million from a group of investors in private transactions completed during April 1998 and February 1999, respectively, we raised net proceeds of $78.4 million from our initial public offering completed in October 1999 and we raised net proceeds of $161.4 million from our follow-on public offering completed in March 2000. During the years ended December 31, 2001, 2000 and 1999, the interest on our marketable securities, including the interest earned on the proceeds from our initial and follow-on public offerings, exceeded the interest that we paid on our line of credit and capital leases by $8.7 million, $11.1 million and $1.3 million, respectively. The reduction in interest income, net, during 2001 reflects a lowering of the rates that we earned on our cash and investments and the deployment of a portion of these assets into our operating business.

  Loss Associated with Investments and Joint Venture

   During 2000, we incurred non-cash charges of $15.6 million relating to the modifications made in our South American joint venture. Approximately $8.2 million of these charges reflected the difference between the value of our stock that we issued at the time of such modifications and the value of the capital stock that we received in exchange for that stock (valued as of the time of the transaction). The balance of these charges relates to a reduction in the value of the shares that we received, reflecting an other-than temporary decline in such investment. See Note 1 of the Notes to our Consolidated Financial Statements presented elsewhere in this Annual Report. The $250,000 charge recorded in 2001 related to a strategic investment that we made in a private e-commerce company. Based on the poor financial condition and the remote probability of success, we believe that an other than temporary decline in this investment has occurred and accordingly we wrote off the investment in its entirety.

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

                                                             Three Months Ended
                                                  ---------------------------------------
                                                  March 31, June 30,   Sept. 30, Dec. 31,
                                                    2001      2001       2001      2001
                                                  --------- ---------  --------- --------
                                                    (in thousands except per share data)
Minutes of traffic over ITXC.net.................  358,000    406,000   566,000   606,000
Revenue:
   Telecommunications revenue.................... $ 36,143  $  38,801  $ 46,467  $ 51,809
                                                  --------  ---------  --------  --------
Costs and expenses:
   Data communications and telecommunications....   32,024     34,036    40,201    43,816
   Network operations............................    2,168      2,243     2,251     2,153
   Selling, general and administrative...........   15,013     11,204    10,517     8,053
   Depreciation..................................    4,584      4,912     5,149     5,170
   Amortization of intangibles...................    6,673      6,707       348         6
   Impairment of assets..........................       --    108,022     5,715        --
   Restructuring charges.........................       --         --     3,443       270
   Non-cash employee compensation................      876        876     1,005       698
                                                  --------  ---------  --------  --------
       Total costs and expenses..................   61,338    168,000    68,629    60,166
Loss from operations.............................  (25,195)  (129,199)  (22,162)   (8,357)
Loss associated with investments.................     (250)        --        --        --
Interest income, net.............................    2,717      2,428     1,904     1,672
       Net loss.................................. $(22,728) $(126,771) $(20,258) $ (6,685)
       Loss per share............................ $  (0.50) $   (2.80) $  (0.45) $  (0.15)

                                                  March 31, June 30,   Sept. 30, Dec. 31,
                                                    2000      2000       2000      2000
                                                  --------- ---------  --------- --------
                                                    (in thousands except per share data)
Minutes of traffic over ITXC.net.................  131,000    201,000   270,000   355,000
Revenue:
   Telecommunications revenue.................... $ 15,066  $  18,619  $ 23,505  $ 27,593
                                                  --------  ---------  --------  --------
Costs and expenses:
   Data communications and telecommunications....   13,653     16,543    20,688    23,975
   Network operations............................    1,387      1,036     1,313     2,100
   Selling, general and administrative...........    5,932      6,534     6,896    10,741
   Depreciation..................................    1,587      2,266     3,044     4,193
   Amortization of intangibles...................      250        250       250     8,883
   Purchased in process research and development.       --         --        --    14,805
   Non-cash employee compensation................    1,055      1,065       903     1,848
                                                  --------  ---------  --------  --------
       Total costs and expenses..................   23,865     27,694    33,094    66,545
Loss from operations.............................   (8,799)    (9,075)   (9,589)  (38,952)
Loss associated with investments.................   (8,195)        --        --    (7,424)
Interest income, net.............................    1,348      3,246     3,356     3,121
       Net loss.................................. $(15,646) $  (5,829) $ (6,233) $(43,255)
       Loss per share............................ $  (0.43) $   (0.15) $  (0.16) $  (1.00)

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

   Net cash used in financing activities was $3.3 million for the year ended December 31, 2001, principally reflecting the repayment of capital lease obligations. Net cash provided by financing activities was $161.8 million for the year ended December 31, 2000 and $93.6 million for the year ended December 31, 1999 and was primarily attributable to net proceeds from the issuance of our capital stock.

   Net cash used in operating activities amounted to $25.3 million, $23.7 million and $16.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. Cash used in operating activities in these periods was primarily the result of net operating losses and increased accounts receivable, partially offset by increases in accounts payable and accrued expenses.

   Net cash provided by investing activities was $44.8 million for the year ended December 31, 2001, primarily as the result of the sale of $55.3 million of available for sale securities. Net cash used in investing activities was $150.4 million for the year ended December 31, 2000 and $32.4 million for the year ended December 31, 1999. Cash used in investing activities was primarily related to the purchases of property and equipment and purchases of investments with the proceeds of our initial public offering and follow-on offering.

   As of December 31, 2001, our principal commitments consisted of obligations outstanding under operating and capital leases. At that date, future minimum payments for non-cancelable leases include required payments of $7.2 million during 2002 and $23.0 million for years 2003-2006 and thereafter under all leases. The minimum lease payments have not been reduced by minimum operating sublease rentals of $2.6 million due in the future under noncancelable subleases. We anticipate a substantial increase in capital expenditures and lease commitments consistent with the anticipated growth in operations, infrastructure and personnel.

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

   The credit agreement contains customary financial and other covenants and may be terminated by our lender 45 days after the occurrence of certain mergers, acquisitions and investments. As of December 31, 2001, we were in compliance with all of the covenants under our credit agreement.

   The sources of our short-term funding continue to be the capital that we have raised and, to a lesser extent, the credit that has been extended to us. Our capital requirements depend on numerous factors, including market acceptance of our services, the responses of our competitors, the resources allocated to ITXC.net and the development of future applications of our technology, our success in marketing and selling our services, and other factors. We have experienced substantial increases in our capital expenditures since our inception, consistent with growth in our operations and staffing, and we anticipate that our capital expenditures will continue to increase in the future. We will evaluate possible acquisitions of, or investments in, complementary businesses, technologies or services and plan to expand our sales and marketing programs. Any such possible acquisition may be material and may require us to incur a significant amount of debt or issue a significant number of equity securities. Further, any businesses that we acquire will likely have their own capital needs, which may be significant, which we would be called upon to satisfy independent of the acquisition price. We currently believe that our available cash and cash equivalents will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. This statement represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from our expectations. We may need to raise additional funds in order to fund more rapid expansion, to develop new or enhance existing services, to respond to competitive pressures or to acquire or invest in complementary business, technologies or services. Additional funding may not be available on favorable terms or at all.

   The following summarizes ITXC's contractual obligations at December 31, 2001, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

                                                         Payments Due by Period
                                       ----------------------------------------------------------
                                                   Less than                             After
Contractual Obligations                   Total     1 year    1 - 3 years 4 - 5 years   5 years
-----------------------                ----------- ---------- ----------- ----------- -----------
Capital Lease Obligations............. $ 5,893,463 $3,767,758 $2,125,705          --           --
Operating Leases......................  24,357,215  3,436,519  5,631,536   2,734,666   12,554,494
                                       ----------- ---------- ----------  ----------  -----------
   Total Contractual Cash Obligations. $30,250,678 $7,204,277 $7,757,241  $2,734,666  $12,554,494
                                       =========== ========== ==========  ==========  ===========

                                               Amount of Commitment Expiration Per Period
                                       ----------------------------------------------------------
                                          Total
                                         Amounts   Less than                             Over
Other Commercial Commitments            Committed   1 year    1 - 3 years 4 - 5 years   5 years
----------------------------           ----------- ---------- ----------- ----------- -----------
Lines of Credit....................... $ 1,196,660 $1,196,660         --          --           --
Standby Letters of Credit.............   2,309,030  2,309,030         --          --           --
                                       ----------- ---------- ----------  ----------  -----------
   Total Commercial Commitments....... $ 3,505,690 $3,505,690         --          --           --
                                       =========== ========== ==========  ==========  ===========

Recent Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company believes that the adoption of this standard will not have a material impact on its consolidated results of operations and financial position.

   In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. SFAS No. 143 addresses the recognition and measurement of obligations associated with the retirement of tangible long-lived assets resulting from acquisition, construction, development, or the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of an asset retirement obligation be recognized as a liability in the period in which it is incurred. The asset retirement obligation is to be capitalized as part of the carrying amount of the long-lived asset and the expense is to be recognized over the useful life of the long-lived asset. The Company believes that the adoption of this standard will not have a material impact on its consolidated results of operations and financial position.

   In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The effective date for this statement is January 1, 2002 and supersedes SFAS No. 121. SFAS No. 144 carries forward from SFAS No. 121 the fundamental guidance related to the recognition and measurement of an impairment loss related to assets to be held and used and provides guidance related to the disposal of long-lived assets to be abandoned or disposal by sale. The Company believes that the adoption of this standard will not have a material impact on its consolidated results of operations and financial position.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

   We had investments of approximately $140.6 million as of December 31, 2001, in certain marketable securities, which primarily consisted of short-term fixed income investments. Due to the short-term nature of our investments we believe that the effects of changes in interest rates are limited and would not have a material impact on our consolidated financial condition or operating results.

Item 8.  Financial Statements and Supplementary Data

   We have set forth our annual financial statements on the "F" pages that follow this page. The index of our financial statements is set forth in Item 14 of this Annual Report.

                        Report of Independent Auditors

Board of Directors and Stockholders
ITXC CORP AND SUBSIDIARIES

   We have audited the accompanying consolidated balance sheets of ITXC Corp and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ITXC Corp and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

                                          /S/ ERNST & YOUNG LLP

MetroPark, New Jersey
February 8, 2002

                          ITXC CORP AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,
                                                                                ---------------------------
                                                                                    2001           2000
                                                                                -------------  ------------
Assets
Current assets:
   Cash and cash equivalents................................................... $  53,193,357  $ 36,768,527
   Marketable securities.......................................................    94,361,251   162,667,823
   Accounts receivable, net of allowance of $3,737,000 in 2001 and
     $2,124,000 in 2000........................................................    21,189,007    17,799,511
   Prepaid expenses and other current assets...................................     2,875,980     3,091,187
                                                                                -------------  ------------
       Total current assets....................................................   171,619,595   220,327,048
Property and equipment, net....................................................    42,359,300    37,957,981
Goodwill, net of amortization of $5,075,599 in 2000............................            --    96,437,788
Other intangibles, net of amortization of $6,353 in 2001 and $1,597,650 in 2000       101,648    30,355,350
Other assets...................................................................     1,300,700       598,339
                                                                                -------------  ------------
       Total assets............................................................ $ 215,381,243  $385,676,506
                                                                                -------------  ------------
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable............................................................ $  21,628,317  $ 15,818,732
   Accrued expenses and other current liabilities..............................     5,951,163     6,597,431
   Customer deposits...........................................................       734,365       894,199
   Equipment line of credit....................................................     1,196,660     1,723,191
   Current portion of capital lease obligations................................     3,290,981     3,933,671
                                                                                -------------  ------------
       Total current liabilities...............................................    32,801,486    28,967,224
Capital lease obligations, less current portion................................     1,976,676     4,425,322

Commitments and contingencies

Stockholders' equity:
   Preferred Stock, $.001 par value, authorized 15,000,000 shares; issued and
     outstanding none in 2001 and 2000.........................................            --            --
   Common Stock, $.001 par value, authorized 400,000,000 shares; issued and outstanding, 45,726,102 shares in 2001; and 45,047,143 shares in
     2000......................................................................        45,726        45,046
   Additional paid-in capital..................................................   456,216,326   455,087,203
   Deferred employee compensation..............................................    (1,394,722)   (5,134,356)
   Accumulated other comprehensive income......................................       660,354       768,804
   Accumulated deficit.........................................................  (274,924,603)  (98,482,737)
                                                                                -------------  ------------
       Total stockholders' equity..............................................   180,603,081   352,283,960
                                                                                -------------  ------------
       Total liabilities and stockholders' equity.............................. $ 215,381,243  $385,676,506
                                                                                =============  ============

                            See accompanying notes.

                          ITXC CORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          Year ended December 31,
                                                                 -----------------------------------------
                                                                     2001           2000          1999
                                                                 -------------  ------------  ------------
Revenue:
   Telecommunications revenue................................... $ 173,220,406  $ 84,783,282  $ 24,423,162
   Consulting revenue...........................................            --            --       988,232
                                                                 -------------  ------------  ------------
Total revenue...................................................   173,220,406    84,783,282    25,411,394
Costs and expenses:
   Data communications and telecommunications...................   150,077,067    74,858,629    23,095,225
   Network operations...........................................     8,814,720     5,836,347     3,219,039
   Selling, general and administrative..........................    44,787,317    30,103,257    14,778,207
   Depreciation.................................................    19,814,876    11,090,548     2,472,128
   Amortization of intangibles..................................    13,734,270     9,632,129        84,308
   Impairment of assets.........................................   113,737,278            --            --
   Restructuring charges........................................     3,712,747            --            --
   Purchased in-process research and development................            --    14,805,000            --
   Non-cash employee compensation...............................     3,455,201     4,873,135     2,715,862
                                                                 -------------  ------------  ------------
Total costs and expenses........................................   358,133,476   151,199,045    46,364,769
                                                                 -------------  ------------  ------------
Loss from operations............................................  (184,913,070)  (66,415,763)  (20,953,375)
Loss associated with investments................................      (250,000)  (15,619,000)           --
Interest and other income.......................................     9,685,037    11,783,418     1,495,800
Interest expense................................................      (963,833)     (712,912)     (207,160)
                                                                 -------------  ------------  ------------
Net loss........................................................  (176,441,866)  (70,964,257)  (19,664,735)
Accretion of redemption value of mandatorily redeemable
  convertible preferred stock...................................            --            --      (772,795)
                                                                 -------------  ------------  ------------
Net loss applicable to common stockholders...................... $(176,441,866) $(70,964,257) $(20,437,530)
                                                                 -------------  ------------  ------------
Basic and diluted net loss per share applicable to common
  Stockholders.................................................. $       (3.89) $      (1.81) $      (1.29)
                                                                 -------------  ------------  ------------
Weighted average shares used in computation of basic and diluted
  net loss per share applicable to common stockholders..........    45,391,764    39,292,353    15,885,883
Pro forma basic and diluted net loss per share (unaudited)...... $       (3.89) $      (1.81) $      (0.69)
                                                                 -------------  ------------  ------------
Weighted average shares used in computation of pro forma
  basic and diluted net loss per share (unaudited)..............    45,391,764    39,292,353    28,525,619

                            See accompanying notes.

                          ITXC CORP AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    For the years ended 1999, 2000 and 2001

                                                                                                   Accumulated
                                 Common                 Additional     Deferred                       Other
                                 Stock       Common      Paid-in       Employee     Accumulated   Comprehensive
                                 Shares   Stock Amount   Capital     Compensation     Deficit        Income         Total
                               ---------- ------------ ------------  ------------  -------------  ------------- -------------
Balance, December 31, 1998....  8,381,000   $ 8,381    $  2,293,516  $   (566,201) $  (7,853,745)          --   $  (6,118,049)
Accretion of redemption value
 of mandatorily redeemable
 convertible preferred stock..         --        --        (772,795)           --             --           --        (772,795)
Deferred non-cash employee
 compensation.................         --        --      12,390,519   (12,390,519)            --           --              --
Amortization of non-cash
 deferred employee
 compensation.................         --        --              --     2,715,862             --           --       2,715,862
Issuance of common stock for
 exercise of warrants.........  1,444,000     1,444            (722)           --             --           --             722
Issuance of common stock for
 exercise of options..........    613,743       614         219,285            --             --           --         219,899
Issuance of common stock for
 initial public offering......  7,187,500     7,187      78,407,034            --             --           --      78,414,221
Conversion of mandatorily
 redeemable convertible
 preferred stock to common
 stock........................ 18,190,158    18,190      25,552,913            --             --           --      25,571,103
Net loss......................         --        --              --            --    (19,664,735)          --     (19,664,735)
                               ----------   -------    ------------  ------------  -------------    ---------   -------------
Balance, December 31, 1999.... 35,816,401   $35,816    $118,089,750  $(10,240,858) $ (27,518,480)          --   $  80,366,228
Cancellation of options.......         --        --        (966,609)      966,609             --           --              --
Amortization of non-cash
 employee compensation........         --        --              --     4,873,134             --           --       4,873,134
Issuance of common stock for
 exercise of options..........  1,676,722     1,677       1,080,248            --             --           --       1,081,925
Issuance of common stock
 and options for acquisition
 of eFusion...................  5,340,105     5,340     157,521,901      (733,241)            --           --     156,794,000
Issuance of common stock for
 joint venture exit agreement.    150,000       150      16,118,850            --             --           --      16,119,000
Issuance of common stock
 for employee stock purchase
 plan.........................     63,915        63         654,835            --             --           --         654,898
Issuance of common stock
 for secondary public offering  2,000,000     2,000     161,379,450            --             --           --     161,381,450
Adjustment to reflect short
 swing sale...................         --        --       1,208,778            --             --           --       1,208,778
Unrealized gain on available
 for sale securities..........         --        --              --            --             --      768,804         768,804
Net loss......................         --        --              --            --    (70,964,257)          --     (70,964,257)
                               ----------   -------    ------------  ------------  -------------    ---------   -------------
Total comprehensive loss......         --        --              --            --             --           --     (70,195,453)
                               ----------   -------    ------------  ------------  -------------    ---------   -------------
Balance, December 31, 2000.... 45,047,143   $45,046    $455,087,203  $ (5,134,356) $ (98,482,737)   $ 768,804   $ 352,283,960
Cancellation of options.......         --        --        (284,433)      284,433             --           --              --
Amortization of non-cash
 employee compensation........         --        --              --     3,455,201             --           --       3,455,201
Issuance of common stock for
 exercise of options..........    515,463       516         539,899            --             --           --         540,415
Issuance of common stock
 for employee stock purchase
 plan.........................    163,496       164         873,657            --             --           --         873,821
Unrealized gain on available
 for sale securities..........         --        --              --            --             --     (312,408)       (312,408)
Foreign exchange translation
 adjustment...................         --        --              --            --             --      203,958         203,958
Net loss......................         --        --              --            --   (176,441,866)          --    (176,441,866)
                               ----------   -------    ------------  ------------  -------------    ---------   -------------
Total comprehensive loss......         --        --              --            --             --           --    (176,550,316)
                               ----------   -------    ------------  ------------  -------------    ---------   -------------
Balance, December 31, 2001.... 45,726,102   $45,726    $456,216,326  $ (1,394,722) $(274,924,603)   $ 660,354   $ 180,603,081
                               ----------   -------    ------------  ------------  -------------    ---------   -------------

                            See accompanying notes.

                          ITXC CORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Year ended December 31,
                                                                               ------------------------------------------
                                                                                   2001           2000           1999
                                                                               -------------  -------------  ------------
Operating activities
Net loss...................................................................... $(176,441,866) $ (70,964,257) $(19,664,735)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation................................................................    19,814,876     11,090,548     2,472,128
  Amortization................................................................    13,734,270      9,632,129        84,308
  Impairment of assets........................................................   113,737,278             --            --
  Purchased in-process research and development...............................            --     14,805,000            --
  Provision for doubtful accounts.............................................     7,646,180      3,514,259     2,600,554
  Non-cash restructuring charges..............................................       652,871             --            --
  Loss associated with investment.............................................       250,000     15,619,000            --
  Realized gain on sale of investments........................................      (787,188)            --            --
  Amortization of non-cash deferred employee compensation.....................     3,455,201      4,873,135     2,715,862
  Amortization of original issue discounts....................................    (1,366,923)    (2,690,095)     (510,582)
  Changes in operating assets and liabilities:
   Increase in accounts receivable............................................   (11,231,419)   (15,335,902)   (7,838,619)
   Decrease (increase) in prepaid expenses and other assets...................       212,846     (1,384,197)   (1,218,042)
   Increase in accounts payable and accrued expenses..........................     5,163,317      6,711,816     5,801,871
   (Decrease) increase in customer deposits...................................      (159,834)       451,959      (588,492)
                                                                               -------------  -------------  ------------
Net cash used in operating activities.........................................   (25,320,391)   (23,676,605)  (16,145,747)
                                                                               -------------  -------------  ------------
Investing activities
Purchase of property and equipment............................................   (24,544,353)   (24,732,996)   (4,714,757)
Purchase of service contract rights...........................................            --        (14,983)   (3,035,057)
Cash of business acquired for stock, net of acquisition costs.................            --      8,175,745            --
Purchase of available for sale securities.....................................  (140,217,749)  (411,378,601)  (64,367,815)
Sale of available for sale securities.........................................    55,360,866             --            --
Maturities of available for sale securities...................................   154,217,970    277,547,974    39,700,000
                                                                               -------------  -------------  ------------
Net cash (used in) provided by investing activities...........................    44,816,734   (150,402,861)  (32,417,629)
Financing activities
Proceeds from equipment line of credit........................................            --             --       523,191
Repayment of capital lease obligations........................................    (4,163,176)    (2,287,089)     (479,710)
Repayment of equipment line of credit.........................................      (526,531)      (209,737)           --
Proceeds from short swing sale................................................            --      1,208,778            --
Proceeds from exercise of stock options.......................................       540,415      1,081,925       220,621
Proceeds from issuance of common stock related to employee stock purchase plan       873,821        654,898            --
Issuance of convertible preferred stock.......................................            --             --    14,931,584
Proceeds from public offerings................................................            --    161,381,450    78,414,221
                                                                               -------------  -------------  ------------
Net cash (used in) provided by financing activities...........................    (3,275,471)   161,830,225    93,609,907
Effect of exchange rate fluctuation on cash...................................       203,958             --            --
                                                                               -------------  -------------  ------------
Increase (decrease) in cash...................................................    16,424,830    (12,249,241)   45,046,531
Cash and cash equivalents at beginning of year................................    36,768,527     49,017,768     3,971,237
                                                                               -------------  -------------  ------------
Cash and cash equivalents at end of year...................................... $  53,193,357  $  36,768,527  $ 49,017,768
                                                                               -------------  -------------  ------------
Supplemental disclosures of cash flow information
   Cash paid for interest..................................................... $     963,833  $     712,912  $    223,834
                                                                               -------------  -------------  ------------
   Fixed assets financed by capital leases.................................... $   1,071,842  $   6,876,588  $  4,014,000
                                                                               =============  =============  ============

                            See accompanying notes.

                          ITXC CORP AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Nature of Business

   ITXC Corp (the "Company") is a Delaware corporation, incorporated on July 21, 1997. The Company was founded for the purpose of providing Internet voice, fax and voice-enabled services primarily to traditional telephone companies, Internet service providers and telecommunications resellers, under the brand name WWeXchange, for which revenues commenced in 1998. The Company operates in one business segment.

  Public Offerings

   On October 1, 1999, the Company completed an initial public offering (IPO) of 7.2 million shares of Common Stock at a price of $12.00 per share, generating net proceeds of approximately $78.4 million. Under the Company's Certificate of Incorporation, all outstanding shares of Series B Redeemable Convertible Preferred Stock and Series C Redeemable Convertible Preferred Stock were converted into shares of Common Stock on a two-for-one basis (reflecting the stock split described in Note 13), effective upon the closing of the Company's IPO, resulting in the issuance of an additional 18.2 million shares of Common Stock.

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

   In July 1998, the Company obtained a 49% interest in ITXC Comunicacoes Ltda ("ITXC Ltda"), a newly formed Brazilian joint venture, in consideration of rights to certain technology, which will provide exchange carrier long-distance services in Brazil. The Company's ownership interest in ITXC Ltda is accounted for under the equity method of accounting. The ITXC Ltda joint venture agreement, as amended, provided for an exit clause triggered by an acquisition of the Company, certain business combinations, failure of the Company or ITXC Ltda to meet certain performance thresholds or the occurrence of certain other events. If any of these events occurred, the clause provided the Company a call option and provided TeleNova Communicacoes Ltda and its assignee (collectively, "TeleNova") a put option which required the Company to acquire TeleNova's interest in ITXC Ltda. In February 2000, the Company agreed to issue 150,000 shares of its Common Stock to affiliates of TeleNova in exchange for: (i) 600,000 shares of TeleNova stock, (ii) termination of the call and put options and (iii) certain contractual commitments by each party. As part of this agreement, the parties also terminated the joint venture agreement and related license agreement. This resulted in a charge to operations amounting to $8.2 million which reflected the difference between the value of ITXC stock that was issued at the time of such modifications and the value of the TeleNova capital stock that the Company received in exchange. In December 2000, the Company reduced its investment in TeleNova by $7.4 million to approximately $500,000, which is accounted for on a cost basis, and is included in other assets, reflecting an other-than temporary decline in the value of such investment.There was no change in the carrying value of the investment in TeleNova during 2001.

                          ITXC CORP AND SUBSIDIARIES

   In June 1999, the Company formed ITXC, Ltd., (United Kingdom company), a wholly owned subsidiary, to conduct certain United Kingdom operations.

   On October 12, 2000, the Company acquired a 100% interest in eFusion, Inc., a provider of voice-enabled applications to service providers (see Note 6). On November 6, 2000, eFusion Inc.'s name was changed to ITXC, Inc. See Note 7 for information regarding the disposition of this business.

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

  Marketable Securities

   Marketable securities consist of fixed income investments which can be readily purchased or sold using established markets. In accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designations as of each balance sheet date. Such investments are classified as available-for-sale. Fair value is based on quoted market prices. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as interest, are included in interest income. Realized gains and losses and declines in value judged to be other than temporary are included in investment income. The cost of securities sold is based on the specific identification method.

  Concentration of Credit Risk

   The Company transacts a significant volume of business with several customers. One customer represented 16% of 2001 total revenue and 18% of accounts receivable at December 31, 2001. One additional customer represented 16% of accounts receivable at December 31, 2001. No single customer represented more than 10% of 2000 total revenue.One customer represented 10% of accounts receivable at December 31, 2000. Three customers represented 12%, 12%, and 11%, respectively, of 1999 total revenue. Accounts receivable from these customers were approximately 12%, 14% and 11%, respectively, at December 31, 1999.The Company performs a credit evaluation of all new customers and requires certain customers to provide collateral in the form of a cash deposit.

  Depreciation and Amortization

   Property and equipment are recorded at cost and are depreciated over the estimated useful lives and leasehold improvements are depreciated over the term of the lease or over the estimated useful lives, whichever is shorter, utilizing the straight-line method as follows:

             Estimated Useful Life
             ---------------------
             Network equipment and software.......... 2-3
             Furniture, fixtures and office equipment 3-7
             Leasehold improvements.................. life of lease

                          ITXC CORP AND SUBSIDIARIES

  Revenue Recognition

   The Company recognizes telecommunications revenue and the related costs at the time the services are rendered. Telecommunications revenue is derived from fees charged to terminate voice and fax services over the Company's network.

  Advertising

   Advertising costs are expensed as incurred. During 2001, 2000 and 1999, the Company expensed approximately $339,000, $231,000 and $198,000, respectively, of such costs.

  Research and Development

   Development costs are expensed as incurred. Development costs of approximately $7,778,000, $6,121,000 and $1,509,000 were expensed in 2001, 2000 and 1999, respectively, and are included in selling, general and administrative costs.

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

  Recent Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company believes that the adoption of this standard will not have a material impact on its consolidated results of operations and financial position.

   In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. SFAS No. 143 addresses the recognition and measurement of obligations associated with the retirement of tangible long-lived assets resulting from acquisition, construction, development, or the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of an asset retirement obligation be recognized as a liability in the period in which it is incurred. The asset retirement obligation is to be capitalized as part of the carrying amount of the long-lived asset and the expense is to be recognized over the useful life of the long-lived asset. The Company believes that the adoption of this standard will not have a material impact on its consolidated results of operations and financial position.

                          ITXC CORP AND SUBSIDIARIES

   In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The effective date for this statement is January 1, 2002 and supersedes SFAS No.
121. SFAS No. 144 carries forward from SFAS No. 121 the fundamental guidance related to the recognition and measurement of an impairment loss related to assets to be held and used and provides guidance related to the disposal of long-lived assets to be abandoned or disposal by sale. The Company believes that the adoption of this standard will not have a material impact on its consolidated results of operations and financial position.

  Reclassifications

   Certain prior year amounts have been reclassified to conform to the current year's presentation.

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

  Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

  Foreign Currency Translation

   The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars in accordance with FASB Statement No. 52, "Foreign Currency Translation". All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates have been reported in other comprehensive income.

  Comprehensive Income

   The components of accumulated other comprehensive income include unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments.

3.  Available for Sale Investments

   The Company's available for sale investments including amounts in cash equivalents ($46,276,522 and $27,222,914 at December 31, 2001 and 2000,
respectively) and marketable securities are as follows:

                                                       December 31,
                                                 -------------------------
                                                     2001         2000
                                                 ------------ ------------
     Money market funds......................... $ 46,276,522 $ 13,721,472
     Commercial paper...........................    7,967,804   42,134,313
     Certificates of deposit....................    3,032,660   21,626,308
     U.S. Treasury securities and obligations of
       U.S. government corporations and agencies   20,178,557           --
     Corporate bonds............................   27,049,101   45,762,499
     Asset-backed securities....................   36,133,129   66,646,145
                                                 ------------ ------------
     Total...................................... $140,637,773 $189,890,737
                                                 ============ ============

                          ITXC CORP AND SUBSIDIARIES

Gross realized gains and losses for the year ended December 31, 2001 were $787,000. The amounts were immaterial in 2000 and 1999.

   The Company's available for sale securities have the following maturities at December 31, 2001:

               Due in one year or less............... $61,731,876
               Due after one year through five years.  70,863,525
               Due after five years through ten years          --
               Due after ten years...................   8,042,372

4.  Accounts Receivable

   The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

   The Company estimates the amount of the allowance for doubtful accounts required to reduce accounts receivable to expected net realizable value by reviewing the status of significant past-due receivables and analyzing historical bad debt trends.

   The Company wrote-off accounts receivable of approximately $6,034,000, $2,674,000 and $1,490,000 during 2001, 2000 and 1999, respectively.

5.  Property and Equipment

   Property and equipment is comprised of the following:

                                                         December 31,
                                                    -----------------------
                                                       2001        2000
                                                    ----------- -----------
     Network equipment and software................ $61,720,871 $42,442,904
     Furniture, fixtures and office equipment......  10,621,623   8,742,331
     Leasehold improvements........................   2,023,601     685,010
                                                    ----------- -----------
                                                     74,366,095  51,870,245
     Less accumulated depreciation and amortization  32,006,795  13,912,264
                                                    ----------- -----------
                                                    $42,359,300 $37,957,981
                                                    =========== ===========

   Equipment under capital leases totaled approximately $12,212,000 and $11,140,000 at December 31, 2001 and 2000, respectively. Included in accumulated depreciation is approximately $7,111,000 and $3,321,000 related to such assets at December 31, 2001 and 2000, respectively.

   During 2001 and 2000, the Company purchased $6.1 million and $7.2 million, respectively, of network equipment and software from a stockholder of the Company.

                          ITXC CORP AND SUBSIDIARIES

6.  Acquisition

   On October 12, 2000, the Company acquired a 100% interest in eFusion, Inc. ("eFusion"), a provider of voice-enabled applications to service providers, e-commerce companies and call centers, for an aggregate purchase price of approximately $158.8 million. The purchase price consisted primarily of 5.3 million shares of ITXC Common Stock and options to purchase 575,045 shares of ITXC Common Stock. In connection with the transaction, the Company recorded goodwill of $101.5 million and other intangibles of $32.0 million, all of which were to be amortized over five years. Also included in the purchase was $10.5 million of tangible net assets. The acquisition was accounted for as a purchase, and accordingly, the net assets and results of operations of the acquired business have been included in the Consolidated Financial Statements from the date of acquisition.

   In connection with the acquisition of eFusion, the Company immediately expensed the amount allocated to in-process research and development of $14.8 million in accordance with an independent third party valuation, as technological feasibility had not been established and the technology had no alternative future use as of the date of the acquisition.

   The following table presents unaudited pro forma results of operations of the Company as if the above acquisition had occurred at January 1, 1999:

                                      Year Ended December 31,
                                    --------------------------
                                       2000          1999
                                    ------------  ------------
                                    (unaudited)   (unaudited)
                 Revenues.......... $ 85,602,000  $ 28,928,000
                 Net loss..........  (90,266,000)  (56,273,000)
                 Net loss per share $      (2.08) $      (2.65)

   The unaudited pro forma results of operations are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisition occurred at the beginning of fiscal 1999, nor do they purport to be indicative of the future results of operations of the Company. See Note 7 for information regarding a disposition of this business.

   The unaudited pro forma amounts reflect the estimated amortization of the excess of the purchase price over the fair value of net assets acquired, the exclusion of the in-process research and development write-off and the approximate number of shares issued to complete the acquisition.

7.  Impairment of Long-Lived Assets and Business Reorganization Changes

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

   In response to current market conditions and the consequent slower than anticipated growth of the Company's enhanced services, at its July 2001 board meeting the Company made a strategic decision to reduce expenditures for the development and marketing of enhanced services and reduced headcount in these areas by about 40 people. As a result, the Company revised its cash flow projections and determined that certain long-lived assets related to its October 2000 eFusion acquisition had become impaired. During the second quarter of 2001, the Company recognized a $108.0 million impairment charge, which represented an $86.7 million write-down of goodwill and a $21.3 million write-down of other intangible assets to their fair values.

                          ITXC CORP AND SUBSIDIARIES

   On October 11, 2001, the Company sold most of the tangible and intangible assets of its e-commerce business (other than patents) to eStara, Inc., a privately held provider of web-voiced services, in exchange for a 19.9% equity position in eStara. The Company has valued this investment at $700,000. This transaction resulted in a $258,000 loss which was included in the third quarter impairment charge. The Company also granted certain patent licenses to eStara, while retaining its ownership of such patents. As a result, the Company determined that there was a further impairment of long-lived assets and recorded a $5.7 million impairment charge during the third quarter of 2001 to write-down such assets to their fair value.

   In addition, as part of the July and September 2001 business-reorganization plans, the Company recorded a total charge to earnings in 2001 of approximately $3.7 million of which $1.8 million had been paid through December 31, 2001. The charge relates to headcount reductions of 70 employees world-wide, which approximates $1.5 million, and facility consolidations of approximately $1.5 million as the Company has closed its Beaverton, Oregon facility. The remaining $0.7 million relates to a write-down of the remaining assets at the Beaverton location.

8.  Purchase of Contractual Rights

   On November 30, 1999, the Company purchased the contractual rights to certain terminator and reseller agreements and intellectual property, for a cash purchase price of $3.0 million, of which $84,000 was amortized in 1999. The remainder of these costs were fully amortized in 2000 due to the fact that certain termination relationships had been discontinued.

9.  Accrued Expenses

   Accrued expenses and other current liabilities are comprised of the following:

                                            December 31,
                                        ---------------------
                                           2001       2000
                                        ---------- ----------
                  Compensation......... $2,251,882 $4,626,494
                  Restructuring reserve  1,246,545         --
                  Other................  2,452,736  1,970,937
                                        ---------- ----------
                                        $5,951,163 $6,597,431
                                        ========== ==========

                          ITXC CORP AND SUBSIDIARIES

10.  Income Taxes

   Due to operating losses, the Company has no income tax liability for 2001, 2000 or 1999.

   Significant components of the Company's deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows:

                                                         December 31,
                                                  --------------------------
                                                      2001          2000
                                                  ------------  ------------
   Deferred tax assets:
   Net operating loss carryforward............... $ 64,274,828  $ 45,704,961
   Allowance for doubtful accounts...............    1,564,818       849,600
   Amortization of non-cash employee compensation    4,416,993     2,081,855
   Loss on disposition of joint venture..........    2,960,000     8,970,160
   Fixed assets..................................      151,833            --
   Other.........................................    1,996,576       946,842
                                                  ------------  ------------
                                                    75,365,048    58,553,418
   Less valuation allowance......................  (75,365,048)  (43,364,564)
                                                  ------------  ------------
   Deferred tax asset............................            0    15,188,854
   Deferred tax liabilities:
   Fixed and intangible assets...................            0   (15,188,854)
                                                  ------------  ------------
   Net deferred tax asset........................ $          0  $         --
                                                  ============  ============

   At December 31, 2001, approximately $17.3 million of the deferred tax asset related to net operating loss ("NOL") carryforwards generated by the exercise of non-qualified stock options and an equivalent amount of deferred tax asset valuation allowance represented tax benefits associated with the exercise of non-qualified stock options. Such benefits, when realized, are credited to additional paid-in capital.

   A reconciliation setting forth the differences between the effective tax rate of the Company and the U.S. statutory rate is as follows:

                                                           December 31,
                                   ------------------------------------------------------------
                                           2001                 2000                1999
                                   -------------------  -------------------  ------------------
Statutory federal income tax
  (benefit) at 34%................ $(59,990,234)  34.0% $(24,127,847)  34.0% $(6,389,893)  34.0%
State income tax (benefit), net of
  federal benefit................. $ (4,759,594)   2.7    (3,556,828)   5.0   (1,116,352)   5.9
Nondeductible expenses............   33,019,204  (18.7)    1,783,366   (2.5)      21,269   (0.1)
Other.............................      229,961   (0.1)      153,075   (0.2)      74,077   (0.4)
Increase in valuation allowance...   31,500,663  (17.9)   25,748,234  (36.3)   7,410,899  (39.4)
                                   ------------  -----  ------------  -----  -----------  -----
Total............................. $         --     --  $         --     --  $        --     --
                                   ============  =====  ============  =====  ===========  =====

   At December 31, 2001, the Company has a federal and state NOL carryforward of approximately $161.6 million. The federal NOL carryforwards expire from 2012 to 2021. The state NOL carryforwards expire from 2004 to 2008. The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code occurred, but believes that it is likely that such a change occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before the change. The Company has not determined the amount of the potential limitation.

                          ITXC CORP AND SUBSIDIARIES

   The Company's existing deferred tax assets at December 31, 2001 and 2000 have been reduced by a valuation allowance of $75,365,048 and $43,364,564, respectively, due to the uncertainty regarding the realization of such deferred tax assets.

11.  Debt

   The Company has a revolving credit agreement with a bank, which provides for maximum borrowings of $10.0 million, which may be used either under a revolving line of credit or an equipment line. At December 31, 2001, $1.2 million was outstanding and $2.3 million was applied towards letters of credit. The agreement expires on June 30, 2002.

   The revolving line bears interest at the greater of (i) the bank's prime rate or (ii) the federal funds rate plus 0.5%. The equipment line bears interest at the greater of (i) the bank's prime rate or (ii) the federal funds rate plus 0.5%. The rate in effect at December 31, 2001 under the equipment line was 4.75%, representing the bank's prime rate. Interest payments are due and payable on a monthly basis. Principal payments are due and payable on the expiration date at which time the Company is permitted to convert the outstanding amount under the equipment line to a term loan due three years from the final draw down. In addition, the Company is required to maintain compliance with certain financial covenants. At December 31, 2001 and 2000, the Company was in compliance with those covenants.

12.  Commitments and Contingencies

   The Company entered into a new office lease which commenced August 1, 2001, and has a term of ten years. The agreement provides for minimum monthly base rental payments of approximately $174,000 for lease years one through five and payments of $189,000 for lease years six through ten. Under the terms of the new lease, the landlord assumed all commitments of the Company's previous lease. The lease contains two five-year renewal options at the then applicable fair market rental rate. The Company has the right to extend the lease term. The Company has recorded deferred rent totaling approximately $210,000 as of December 31, 2001 in order to reflect rent expense on a straight-line basis over the lease term. In addition, the lease requires the Company to pay electricity plus increases in real estate taxes and other operating costs of the properties above base year amounts. The Company has also entered into capital lease agreements for furniture and equipment.

   Future minimum lease payments for noncancelable operating and capital leases having initial or remaining terms has the right to extend the lease term in excess of one year are as follows:

                                                    Operating   Capital
                                                   ----------- ----------
       2002....................................... $ 3,436,519 $3,767,758
       2003.......................................   2,862,114  1,928,899
       2004.......................................   2,769,422    196,806
       2005.......................................   2,734,666         --
       2006 and thereafter........................  12,554,494         --
                                                   ----------- ----------
                                                                5,893,463
       Less amounts representing interest.........                625,806
       Present value of net minimum lease payments             $5,267,657
                                                               ----------

   Minimum lease payments have not been reduced by minimum operating sublease rentals of $2,567,000 due in the future under noncancelable subleases which primarily commenced in 2002 (see Note 19).

   Rental expense for all operating leases was approximately $2,308,000, $1,340,000, and $530,000 in 2001, 2000 and 1999, respectively.

                          ITXC CORP AND SUBSIDIARIES

  Legal Matters

   The Company is involved in certain claims and legal actions arising in the normal course of business. Management does not expect that the outcome of these cases will have a material effect on the Company's financial position or results of operations.

   On May 23, 2000, Connectel, LLC, filed suit against the Company in the United States Federal District Court for the Eastern District of Pennsylvania. Connectel alleges in its complaint that the Company is infringing on the claims of a patent owned by Connectel by, acting alone or with others, assembling, offering to sell or selling communications networks or switching systems within the United States and for export worldwide without license from Connectel. The Company believes that the Connectel claims are without merit and the Company intends to defend the lawsuit vigorously. However, should a judge issue an injunction against us, such action could have a material adverse effect on our operations.

   The Company and certain of its officers/directors have been named as defendants in several purported shareholder class action lawsuits. The lawsuits allege, among other things, that, in connection with the Company's public offerings of securities, its Prospectus did not disclose certain alleged practices involving its underwriters and their customers. These actions seek compensatory and other damages, and costs and expenses associated with the litigation. These actions are in the early stages and the Company has not yet determined if there is any potential material impact on its Consolidated Financial Statements. ITXC is one of hundreds of companies named in substantially identical lawsuits. Management believes that ITXC and its officers/directors did not engage in any improper or illegal conduct and intends to defend these actions vigorously.

   The Company has been served with a complaint filed in Virginia state court on behalf of Hercules Communications Company, LLC in which the plaintiff demands damages, including punitive damages, based on the Company's alleged refusal to carry out a purported agreement to purchase certain assets from Hercules. The claims were primarily based on alleged breach of contract, breach of implied contract, breach of an oral contract, promissory estoppel and fraud. The Court dismissed plaintiff's claim for promissory estoppel and fraud, but did allow the plaintiff to refile its fraud complaint. Discovery is now underway. A trial date has been set for September of 2002. The Company does not believe the case to be meritorious and intends to vigorously defend its conduct.

   The Company is not a party to any other legal proceeding, the adverse outcome of which is expected to have a material adverse effect on the business, financial condition, operating results or future prospects.

13.  Capital Stock

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

                          ITXC CORP AND SUBSIDIARIES

  Series B Mandatorily Redeemable Convertible Preferred Stock

   On April 27, 1998, the Company issued 5,865,104 shares of Series B Mandatorily Redeemable Convertible Preferred Stock ("Series B Stock") to various investors at a purchase price of $1.705 per share, resulting in net proceeds of $9,852,000. In this private placement, 439,883 shares were sold to two officers of the Company and 668,622 shares were sold to the holders of the Company's Series A Convertible Preferred Stock and a previously issued warrant.

   Each share of Series B Stock was convertible into two shares of Common Stock, subject to anti-dilution provisions, as defined. The Series B Stock automatically converted into Common Stock upon the completion of the initial public offering of the Company's Common Stock discussed in Note 1, resulting in the issuance of an additional 11,730,208 shares of Common Stock.

   In connection with the Series B Stock private placement, the two officers of the Company who participated in the offering provided the Company with bridge financing of $750,000 which was converted into Series B Stock. In addition, the Company issued the two officers warrants to purchase an aggregate of 879,766 shares of Common Stock with an exercise price of $.8525 per share. The warrants are exercisable at any time prior to April 30, 2008. The fair value of these warrants was determined to be $90,000 at the date of the grant.

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

  Common Shares Reserved

   As of December 31, 2001, the Company had reserved shares of Common Stock for issuance as follows:

                  Number of Shares
                  ----------------
                  Exercise of common stock options. 8,935,284
                  Exercise of common stock warrants   879,766
                  Employee stock purchase plan..... 1,081,674

  Stock Option Plan

   On February 17, 1998, the Company adopted the 1998 Stock Incentive Plan (the "Plan"). The Plan, as amended, provides for the granting of awards to purchase up to 7,700,000 shares of Common Stock, subject to annual increases in the number of shares covered by the Plan. During 2001 and 2000 the annual increase in the number of shares covered by the Plan were 1,351,414 and 1,074,492, respectively. The Plan provides for award grants in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance units and performance shares.

                          ITXC CORP AND SUBSIDIARIES

   Under the terms of the Plan, a committee of the Company's Board of Directors may grant options to purchase shares of the Company's Common Stock to employees, directors and consultants of the Company at such prices as may be determined by the committee, principally equal to or greater than fair value at the date of grant. Options granted under the Plan generally vest over four years and expire after ten years.

   On October 12, 2000, pursuant to the eFusion merger agreement the Company exchanged 575,045 options to purchase the Company's common stock for existing eFusion options outstanding at that time. These options were exchanged at the same exchange ratio as that used for eFusion common stock and issued under the same terms as the original eFusion options.

   During the second quarter of fiscal 2001, the Company approved the cancellation and reissuance of outstanding options under the Company's stock option plan. Under this program, all employees of the Company could elect to exchange their then outstanding employee stock options for new employee stock options at an excess of six months after the cancellation date.The exercise price for the new options was equal to the then fair market value on the date of issuance, with exercisability generally prohibited until June 7, 2002. A total of 1,459,505 options with exercise prices ranging from $3.70 to $119.75 per share were exchanged under the program. In accordance with Financial Statement Interpretation No. 44, there was no accounting consequence as a result of this exchange program. The exchanges of such options are presented in the succeeding table as cancellations and grants.The Company's stock option activity is as follows:

                                               2001                  2000                  1999
                                       --------------------  --------------------  -------------------
                                                   Weighted-             Weighted-            Weighted-
                                                    Average               Average              Average
                                       Number of   Exercise  Number of   Exercise  Number of  Exercise
                                        Shares       Price    Shares       Price    Shares      Price
                                       ----------  --------- ----------  --------- ---------  ---------
Options outstanding, beginning of year  6,325,095   $ 11.12   5,338,924   $ 1.83   2,641,250   $ 0.21
Options granted in connection with
  acquisition.........................         --        --     575,045      6.5          --       --
Options granted.......................  3,600,930      7.01   2,642,133    23.58   3,487,500     2.82
Options exercised.....................   (516,131)    (1.05) (1,676,722)    (0.7)   (613,743)   (0.44)
Options cancelled..................... (2,907,530)   (21.05)   (554,285)   (7.84)   (176,083)   (1.95)
                                       ----------   -------  ----------   ------   ---------   ------
Options outstanding, end of year......  6,502,364   $  5.22   6,325,095   $11.12   5,338,924   $ 1.83
                                       ==========   =======  ==========   ======   =========   ======

   The weighted-average fair value of options granted in 2001, 2000 and 1999 was $5.84, $21.19, and 11.75, respectively. The fair value for these options was estimated using the Black-Scholes model with the following weighted average assumptions:

                                               Stock Options
                                          Year ended December 31,
                                          ----------------------
                                             2001         2000
                                          ----         ----
                 Expected life (in years)   4            4
                 Risk-free interest rate. 4.5%         6.0%
                 Volatility.............. 134%         121%
                 Dividend yield..........   0%           0%

                          ITXC CORP AND SUBSIDIARIES

   The following table summarizes information about fixed price stock options outstanding at December 31, 2001:

                              Outstanding                Exercisable
                         --------------------- ------------------------------- ----------------
                                    Weighted-
                                     Average                        Number
                                    Remaining     Weighted-     Exercisable at    Weighted-
                         Number of Contractual Average Exercise  December 31,  Average Exercise
Range of Exercise Prices  Shares      Life          Price            2001           Price
------------------------ --------- ----------- ---------------- -------------- ----------------
    $ 0.01--  $5.00      2,887,457  6.7 years       $ 1.72        2,218,855         $ 1.24
      5.01--  10.00      3,303,810  9.1 years         7.10          271,056           7.57
     10.01--  15.00        141,289  8.2 years        12.20           51,671          12.09
     15.01-- 107.78        169,808  8.2 years        22.09           50,162          23.03
     ------------        ---------  ---------       ------        ---------         ------
    $ 0.01--$107.78      6,502,364  8.0 years       $ 5.22        2,591,744         $ 2.54
    ==============       =========  =========       ======        =========         ======

   Had the Company been accounting for its employee stock options under the fair value method of SFAS No. 123, there would not have been a material impact on the Company's net loss or basic and diluted net loss per share available to common stockholders during 1999. The Company's net loss and basic and diluted net loss per share for 2001 and 2000 would have increased on a pro forma basis to $181.3 million and $81.6 million, respectively, and $3.99 and $2.08, respectively.

   During 1998 and 1999, prior to the IPO, the Company granted options to employees to purchase an aggregate of 1,517,910 and 3,319,750 shares, respectively, of Common Stock at exercise prices ranging from $.30 to $4.00. The exercise price of each of these option grants was below the fair value of the Company's Common Stock at the respective dates of grant, resulting in aggregate non-cash compensation of approximately $760,000 and $12.4 million in 1998 and 1999, respectively. Additionally, the 575,045 options that the Company issued in exchange for the eFusion options outstanding at the time of the eFusion merger generated aggregate non-cash compensation of approximately $733,000. All non-cash compensation is being amortized to expense over the option vesting periods, generally three years. The remaining unamortized balance as of December 31, 2001 is expected to be fully amortized by June 30, 2002.

14.  Stock Purchase Plan

   During 1999, the Company's Board of Directors adopted the ITXC Corp Employee Stock Purchase Plan (the "Purchase Plan"), intended to qualify under Section 423 of the Internal Revenue Code. The Purchase Plan enables eligible employees to purchase shares of the Company's Common Stock through payroll deductions, ranging from 1% to 10% of gross pay. The purchase price for Common Stock purchased under the Purchase Plan is 85% of the lesser of the fair market value of the shares on the first or last day of the offering period. The first offering period commenced on October 1, 1999. The Company initially reserved 500,000 shares of Common Stock for issuance under the plan, subject to annual increases in the number of shares covered by the Purchase Plan. An additional 450,471 and 358,164 shares were reserved respectively in 2001 and 2000 under the provisions of the plan. 163,496 and 63,915 shares were purchased under the plan in 2001 and 2000, respectively.

15.  Geographic Data

   During 2001, 2000 and 1999, the Company generated approximately 28%, 13% and 7%, respectively, of its revenue from customers domiciled in countries other than the United States, primarily in the United Kingdom and Asia. During 2001, the United Kingdom accounted for approximately 19.0% of total revenue.

                          ITXC CORP AND SUBSIDIARIES

16.  Earnings (Loss) Per Share

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

17.  Unaudited Pro Forma Information

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

   The following table presents the calculation of basic and diluted net loss per share and pro forma net loss per share:

                                                                               December 31, 1999
                                                                    --------------------------------------
                                                                                     Denominator
                                                                     Numerator    (Weighted Average  Per
                                                                     (Net Loss)        Shares)      Share
                                                                    ------------  ----------------- ------
Basic and diluted net loss per common share........................ $(20,437,530)    15,885,883     $(1.29)
Accretion of redemption value of mandatorily redeemable convertible
  preferred stock..................................................      772,795             --         --
Assumed conversion of shares of mandatorily redeemable convertible
  preferred stock into shares of common stock at issuance..........           --     12,639,736         --
                                                                    ------------     ----------     ------
Pro forma basic and diluted net loss per common share.............. $(19,664,735)    28,525,619     $ (.69)
                                                                    ============     ==========     ======

18.  Employee Benefit Plan

   The Company maintains a defined contribution plan that is qualified under
Section 401(k) of the Internal Revenue Code, which covers all eligible employees. Eligible employees can contribute up to 15% of their compensation not to exceed Internal Revenue Code limits. The Plan provides for matching contributions to eligible participants in an amount equal to 40% of their contribution, up to 6% of compensation. Company contributions for the years ended December 31, 2001 and 2000 were approximately $342,000 and $175,000, respectively. No Company contributions were made for the year ended December 31, 1999.

                          ITXC CORP AND SUBSIDIARIES

19.  Subsequent Event

   On January 15, 2002, the Company entered into an agreement to sublease a portion of its current office space for approximately $610,000 per year. The noncancelable sublease has a term January 2002 through January 2006. During the first quarter of 2002, the Company will record an impairment charge of approximately $900,000 associated with this sublease.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.

                                   PART III

Item 10.  Directors of the Registrant

   The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2002 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 11.  Executive Compensation

   The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2002 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2002 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 13.  Certain Relationships and Related Transactions

   The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2002 annual meeting of shareholders that is responsive to the information required with respect to this Item.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)  The following financial statements and related report are set forth in
Item 8 of this Annual Report on Form 10-K (pages follow page 31 of this Annual Report):

                                                                                           Page
                                                                                           ----
Report of Independent Auditors............................................................ F-1

Consolidated Balance Sheets as of December 31, 2001 and 2000.............................. F-2

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999 F-3

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001,
  2000 and 1999........................................................................... F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999 F-5

Notes to Consolidated Financial Statements................................................ F-6

   (b) Financial statement schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

   (c) The following exhibits are incorporated by reference herein or annexed to this Annual Report:

Exhibit
  No.                                            Description
-------                                          -----------

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

 10.15  Lease Agreement, dated as of June 30, 2000, between the registrant and PNC Associates LP (8)

 10.16  Amended and Restated Loan Agreement, dated July 1, 2001, between ITXC and PNC Bank (9)

 10.17  Amended and Restated Employment Agreement between the Company and Tom Evslin (10)

 10.18  Amendment to Employment Agreement between the Company and Tom Evslin (11)

 10.19  Sublease Agreement, dated January 15, 2002, between ITXC and Deloitte & Touche USA LLP

 10.20  Purchase and Sale Agreement, dated October 20, 2001, between ITXC and eStara, Inc.

  21.1  Subsidiaries of the Registrant (5)

  23.1  Consent of Ernst & Young LLP

  24.1  Powers of Attorney

  99.1  Risk Factors

--------
(1) Incorporated by reference to Exhibit 2.1 of the registrant's Registration Statement on Form S-4 (No. 333-44248).
(2) Incorporated by reference to Exhibit 4.1 of the registrant's Registration Statement on Form S-8 (No. 333-47902).

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

(8) Incorporated by reference to Exhibit 10.14 of the registrant's Registration Statement on Form S-4 (No. 333-44248).

(9) Incorporated by reference to Exhibit 10.1 of the registrant's Form 10-Q for the quarter ended June 30, 2001.

(10) Incorporated by reference to Exhibit 10.2 of the registrant's Form 10-Q for the quarter ended June 30, 2001.

(11) Incorporated by reference to Exhibit 10.1 of the registrant's Form 8-K filed on November 1, 2001.

   (b)  Financial Statement Schedules: Not applicable.

   (c) During the quarter ended December 31, 2001, the Company filed one Current Report on Form 8-K. That Report, filed on November 1, 2001, described the amended employment agreement between the registrant and its chairman and CEO in response to Item 5 of that Form.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of March, 2002.

                                                   ITXC CORP.

                                               By:     /s/  EDWARD B. JORDAN
                                                   -----------------------------
                                                         Edward B. Jordan,
                                                   Executive Vice President and
                                                      Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of March, 2002.

            Name                          Title
            ----                          -----

     /s/  TOM I. EVSLIN*      Chairman, President and Chief
-----------------------------   Executive Officer
        Tom I. Evslin

    /s/  EDWARD B. JORDAN     Chief Financial and
-----------------------------   Accounting Officer and
      Edward B. Jordan          Director

  /s/  WILLIAM P. COLLATOS*   Director
-----------------------------
    William P. Collatos*

      /s/  FRANK GILL*        Director
-----------------------------
         Frank Gill*

  /s/  FREDERICK R. WILSON*   Director
-----------------------------
    Frederick R. Wilson*

*By:       /s/  EDWARD B. JORDAN
   ----------------------------------
             Attorney-in-Fact

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

10.15 Lease Agreement, dated as of June 30, 2000, between the registrant and PNC Associates LP (8)

10.16 Amended and Restated Loan Agreement, dated July 1, 2001 between ITXC and PNC Bank (9)

10.17 Amended and Restated Employment Agreement between the Company and Tom Evslin (10)

10.18 Amendment to Employment Agreement between the Company and Tom Evslin (11)

10.19 Sublease Agreement dated January 15, 2002, between ITXC and Deloitte & Touche USA LLP

10.20 Purchase and Sale Agreement, dated October 10, 2001, between ITXC and Estara, Inc.

 21.1 Subsidiaries of the Registrant (5)

 23.1 Consent of Ernst & Young LLP

 24.1 Powers of Attorney

 99.1 Risk Factors

--------
(1) Incorporated by reference to Exhibit 2.1 of the registrant's Registration Statement on Form S-4 (No. 333-44248).
(2) Incorporated by reference to Exhibit 4.1 of the registrant's Registration Statement on Form S-8 (No. 333-47902).
(3) Incorporated by reference to Exhibit 3.2 of the registrant's Annual Report on Form 10-K for they year ended December 31, 1999.
(4) Incorporated by reference to Exhibit 4.2 of the registrant's Registration Statement on Form S-1 (No. 333-80411).
(5) Incorporated by reference to the similarly numbered Exhibit of the registrant's Registration Statement on Form S-1 (No. 333-96343).
(6) Incorporated by reference to the similarly numbered Exhibit of the registrant's Registration Statement on Form S-1 (No. 333-80411).
(7) Incorporated by reference to the similarly numbered Exhibit of the registrant's Form 10-Q for the quarter ended September 30, 1999.
(8) Incorporated by reference to Exhibit 10.14 of the registrant's Registration Statement on Form S-4 (No. 333-44248).
(9) Incorporated by reference to Exhibit 10.1 of the registrant's Form 10-Q for the quarter ended June 30, 2001.
(10) Incorporated by reference to Exhibit 10.2 of the registrant's Form 10-Q for the quarter ended June 30, 2001.
(11) Incorporated by reference to Exhibit 10.1 of the registrant's Form 8-K filed on November 1, 2001.