Form 10-Q
period 2002-03-31
ITXC CORP
filed 2002-05-15
CIK 1061895

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the quarterly period ended March 31, 2002 or

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

At April 30 2002, there were 45,828,390 shares of Common Stock, par value $.001 per share, outstanding.


--------------------------------------------------------------------------------
                                                                          Page 1

                                   ITXC CORP.
                                     INDEX

                                                                            Page
                                                                            ----
Part I.  Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 2002
           (Unaudited) and December 31, 2001 .............................    3

         Condensed Consolidated Statements of Operations for the
           Three Months Ended March 31, 2002 and 2001(Unaudited) .........    4

         Condensed Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 2002 and 2001(Unaudited) .........    5

         Notes to Condensed Consolidated Financial Statements
           (Unaudited) ...................................................    6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ...........................   10

Item 3.  Quantitative and Qualitative Disclosure About Market Risk .......   18

Part II. Other Information

Item 1.  Legal Proceedings ...............................................   19


Item 6.  Exhibits and Reports on Form 8-K ................................   19

Signatures ...............................................................   20







--------------------------------------------------------------------------------
                                                                          Page 2

PART I - Financial Information

Item 1.    Financial Statements


                           ITXC CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                                March 31,      December 31,
                                                                  2002             2001
                                                               (Unaudited)

Cash and cash equivalents                                    $  47,514,999    $  53,193,357
Marketable securities                                           89,496,055       94,361,251
Accounts receivable, net                                        26,263,541       21,189,007
Prepaid expenses and other current assets                        3,354,023        2,875,980
                                                             -------------    -------------
  Total current assets                                         166,628,618      171,619,595

Property and equipment, net                                     42,422,814       42,359,300
Intangible assets, net                                              95,295          101,648
Other assets                                                     1,303,664        1,300,700
                                                             -------------    -------------
   Total assets                                              $ 210,450,391    $ 215,381,243
                                                             =============    =============

Accounts payable and accrued liabilities                     $  29,632,454    $  27,579,480
Other liabilities                                                  704,365          734,365
Equipment note payable                                           1,053,061        1,196,660
Current portion of capital lease obligations                     3,118,090        3,290,981
                                                             -------------    -------------
  Total current liabilities                                     34,507,970       32,801,486

Capital lease obligation, less current portion                   1,301,790        1,976,676

Common stock                                                        45,949           45,726
Additional paid in capital                                     456,715,536      456,216,326
Deferred employee compensation                                    (697,361)      (1,394,722)
Accumulated other comprehensive income                              (2,153)         660,354
Accumulated deficit                                           (281,421,340)    (274,924,603)
                                                             -------------    -------------
  Total stockholders' equity                                   174,640,631      180,603,081

Total liabilities and stockholders' equity                   $ 210,450,391    $ 215,381,243
                                                             =============    =============



See accompanying notes.








--------------------------------------------------------------------------------
                                                                          Page 3

                       ITXC CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                                                 Three Months ended March 31,
                                                                                     2002           2001
                                                                                -----------------------------
Total revenue                                                                   $ 57,712,134    $ 36,142,867
Costs and expenses:
Data communications and telecommunications                                        48,604,350      32,023,574
Network operations                                                                 1,950,603       2,167,552
Selling, general and administrative                                                7,030,946      15,012,802
Depreciation                                                                       5,723,131       4,583,758
Amortization                                                                           6,353       6,923,320
Restructuring charges                                                              1,078,831            --
Non-cash employee compensation                                                       697,361         876,316
                                                                                ------------    ------------
  Total costs and expenses                                                        65,091,575      61,587,322
                                                                                ------------    ------------
Loss from operations                                                              (7,379,441)    (25,444,455)
                                                                                ------------    ------------
Interest income, net                                                                 882,704       2,716,866
                                                                                ------------    ------------
Net loss                                                                        $ (6,496,737)   $(22,727,589)
                                                                                ============    ============

Basic and diluted net loss per share                                            $      (0.14)   $      (0.50)
                                                                                ============    ============

Weighted average shares used in computation of basic and
    diluted net loss per share and cash basis loss per share                      45,911,511      45,140,846






See accompanying notes.


--------------------------------------------------------------------------------
                                                                          Page 4

                           ITXC CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                                                    Three months ended March 31,
                                                                                      2002                2001
                                                                                   -----------------------------
Operating activities
Net loss                                                                           $ (6,496,737)   $(22,727,589)
Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation                                                                      5,723,131       4,583,758
    Amortization                                                                          6,353       6,673,320
    Provision for doubtful accounts                                                     499,453       4,133,823
    Non-cash restructuring charges                                                      559,912            --
    Realized gain on sale of investments                                                (47,440)           --
    Amortization of non-cash deferred employee compensation                             697,361         876,316
    Amortization of original issue discounts                                            (32,530)       (464,811)
    Changes in operating assets and liabilities:
         Increase in accounts receivable                                             (5,573,987)     (4,852,312)
         Increase in prepaid expenses and other assets                                 (560,280)     (1,845,055)
         Increase (decrease) in accounts payable and accrued expenses                 2,052,973        (888,622)
         Decrease in other liabilities                                                  (30,000)       (171,666)
                                                                                   ------------    ------------
Net cash used in operating activities                                                (3,201,791)    (14,682,838)
                                                                                   ------------    ------------
Investing activities
Purchase of property and equipment                                                   (6,267,284)     (5,905,125)
Purchase of available for sale securities                                           (32,206,424)    (45,685,728)
Sale of available for sale securities                                                13,334,478         747,783
Maturities of available for sale securities                                          23,394,996      49,527,234
                                                                                   ------------    ------------
Net cash used in investing activities                                                (1,744,234)     (1,315,836)
                                                                                   ------------    ------------
Repayment of equipment line of credit                                                  (143,599)        (95,733)
Repayment of capital lease obligations                                                 (847,777)       (993,936)
Proceeds from exercise of stock options                                                 174,362         228,394
Proceeds from issuance of common stock related to employee stock
purchase plan                                                                           325,071         496,841
                                                                                   ------------    ------------
Net cash used in financing activities                                                  (491,943)       (364,434)
                                                                                   ------------    ------------
Effect of exchange rate fluctuations on cash                                           (240,390)         98,669
                                                                                   ------------    ------------
Decrease in cash                                                                     (5,678,358)    (16,264,439)
Cash and cash equivalents at beginning of period                                     53,193,357      36,768,527
                                                                                   ------------    ------------
Cash and cash equivalents at end of period                                         $ 47,514,999    $ 20,504,088
                                                                                   ============    ============



See accompanying notes.



--------------------------------------------------------------------------------
                                                                          Page 5

   ITXC CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (Unaudited)
                                  -----------

1.   Basis of Presentation

The March 31, 2002 and 2001 financial statements have been prepared by ITXC Corp. (the "Company" or "ITXC") and are unaudited. In the opinion of the Company's management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures required under accounting principles generally accepted in the United States have been condensed or omitted from the consolidated financial statements and notes thereto presented herein pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes thereto presented herein should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2001 and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

The consolidated financial statements include the accounts of ITXC Corp. and its wholly-owned subsidiaries, ITXC Data Transport Services, LLC; ITXC, Ltd.; ITXC Asia PTE, Ltd; and ITXC Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

2.   Comprehensive Income

The components of accumulated other comprehensive income include unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments.

The components of comprehensive income (loss), for the three month periods ended March 31, 2002 and 2001 were as follows:

                                                         Three Months ended March 31,
                                                             2002           2001
                                                        -----------------------------
Net loss                                                $ (6,496,737)   $(22,727,589)
Other comprehensive income:
  Unrealized holding gains (losses) arising
    during period (net of tax of $0)                        (422,116)      1,396,124
  Foreign currency translation adjustments                  (240,390)         98,669
                                                        ------------    ------------

Comprehensive loss                                      $ (7,159,243)   $(21,232,796)
                                                        ============    ============



--------------------------------------------------------------------------------
                                                                          Page 6

3.   Impairment of Long-Lived Assets and Business Reorganization Charges

In response to current market conditions and the consequent slower-than-anticipated growth of the Company's enhanced services, in July 2001 the Company determined that certain long-lived assets related to the acquisition of eFusion, Inc. ("eFusion")on October 12, 2000 had become impaired. During the second quarter of 2001, the Company recognized a $108.0 million impairment charge, which represented an $86.7 million write-down of goodwill and a $21.3 million write-down of other intangible assets to their fair values.

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

As part of the July and September 2001 business-reorganization plans, the Company recorded an additional charge to earnings in 2001 of approximately $3.7 million of which $2.0 million had been paid through March 31, 2002. The charge relates to headcount reductions of 70 employees world-wide, which approximates $1.5 million, and facility consolidations of approximately $1.5 million as the Company has closed its Beaverton, Oregon facility. The remaining $700 thousand relates to a write-down of the remaining assets at the Beaverton location.

During the first quarter of 2002, the Company also recorded approximately $130 thousand in restructuring charges associated with the lease for the closed office in Beaverton, Oregon.

In January of 2002, the Company entered into an agreement to sublease approximately 20,000 square feet of its headquarters' space. Approximately $1.0 million of restructuring charges was recorded in association with the sublease.

4.  Goodwill and Other Intangible Assets

Effective July 1, 2001, the Company adopted SFAS No. 141 "Business Combinations" and effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No.141 requires business combinations initiated after July 1, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of intangible assets that are required to be recognized and reported separate from goodwill. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. As a result of the 2001 impairment charges discussed above, at January 1, 2002, the Company does not have any goodwill or indefinite life intangible assets. Accordingly, the adoption of SFAS No. 142 did not have a significant impact on the company's results of operations and financial position.

The following table reflects unaudited pro forma results of operations of the Company, giving effect to SFAS No. 142 as if it were adopted on January 1, 2001:

                                                   Three Months Ended March 31,
                                                       2002           2001
                                                   ----------------------------

Net loss, as reported                              $(6,496,737)  $(22,727,589)
Add back: amortization expense, net of tax                  --      6,673,319



--------------------------------------------------------------------------------
                                                                          Page 7

                                                  ------------------------------
Pro forma net loss                                $(6,496,737)     $(16,054,270)
                                                  ==============================

Basic and diluted loss per common shareholders:

As reported                                              (0.14)           (0.50)
Pro forma                                                (0.14)           (0.36)


The following table summarizes the activity in Goodwill for the periods indicated:

                                               Three Months Ended March 31,
                                                   2002           2001
                                              ------------------------------

 Beginning balance, net                             -         $96,437,788
 Amortization                                       -           5,075,669
                                              ------------------------------
 Ending balance, net                                -         $91,362,119
                                              ==============================


The following table summarizes patents which are the only Other Intangibles subject to amortization at the dates indicated:

                                              31-Mar-02                                   31-Dec-01
                                 Gross       Accumulated                    Gross        Accumulated
                             Carrying Amt       Amort          Net       Carrying Amt       Amort          Net
                          -----------------------------------------------------------------------------------------

 Patents                       101,648          6,353        95,295       11,880,000     11,778,352     101,648

Amortization expense for Other Intangibles totaled approximately $6,000 and $1.6 million for the three months ended March 31, 2002 and 2001, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Nine Months Ending December 31, 2002                        $19,062
Twelve Months Ending December 31, 2003                       25,412
Twelve Months Ending December 31,2004                        25,412
Twelve Months Ending December 31,2005                        25,412


5. Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. SFAS No. 143 addresses the recognition and measurement of obligations associated with the

--------------------------------------------------------------------------------
                                                                          Page 8
retirement of tangible long-lived assets resulting from acquisition, construction, development, or the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of an asset retirement obligation be recognized as a liability in the period in which it is incurred. The asset retirement obligation is to be capitalized as part of the carrying amount of the long-lived asset and the expense is to be recognized over the useful life of the long-lived asset. The Company believes that the adoption of this standard will not have a material impact on its consolidated results of operations and financial position.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The effective date for this statement is January 1, 2002 and supersedes SFAS No. 121. SFAS No. 144 carries forward from SFAS No. 121 the fundamental guidance related to the recognition and measurement of an impairment loss related to assets to be held and used and provides guidance related to the disposal of long-lived assets to be abandoned or disposal by sale. The impact of adopting SFAS No. 144 had no impact on the Company's consolidated results of operations and financial position.


6. Legal Proceedings

The Company is involved in certain claims and legal actions arising in the normal course of business. Management does not expect that the outcome of these cases will have a material effect on the Company's financial position or results of operations.

On May 23, 2000, Connectel, LLC, filed suit against the Company in the United States Federal District Court for the Eastern District of Pennsylvania. Connectel alleges in its complaint that the Company is infringing on the claims of a patent owned by Connectel by, acting alone or with others, assembling, offering to sell or selling communications networks or switching systems within the United States and for export worldwide without license from Connectel. The Company believes that the Connectel claims are without merit and the Company intends to defend the lawsuit vigorously. However, should a judge issue an injunction against the Company, such action could have a material adverse effect on its operations.

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

7. Subsequent Event

--------------------------------------------------------------------------------
                                                                          Page 9

On May 2, 2002 the Company purchased assets which comprised the wholesale call completion business operated by Nexcom Telecommunications, LLC in 11 countries in eastern Europe, for $9 million in cash and for 533,701 shares of the Company's common stock. 275,459 of those shares and $1.5 million in cash are subject to an escrow agreement supporting Nexcom's indemnification obligations to the Company. Nexcom had previously provided termination services to the Company in most of the countries in which the assets are located. In connection with this acquisition the Company acquired capital assets and may hire a small number of Nexcom's employees located in those countries. The Company will account for this transaction under the purchase accounting method in accordance with FASB Statements No. 141, Business Combinations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "10-K") and the Unaudited Condensed Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

ITXC has included in this Quarterly Report certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning ITXC's business, operations and financial condition. "Forward-looking statements" consist of all non-historical information, and the analysis of historical information, including the references in this Quarterly Report to future revenue growth, future expense growth, future credit exposure, EBITDA, future profitability, anticipated cash resources, anticipated capital expenditures, capital requirements, and the Company's plans for future periods. In addition, the words "could", "expects", "anticipates", "objective", "plan", "may affect", "may depend", "believes", "estimates", "projects" and similar words and phrases are also intended to identify such forward-looking statements.

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

Critical Accounting Policies and Estimates
------------------------------------------

ITXC's discussion and analysis of its financial condition and results of operations are based upon the Company's Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, investments, intangible assets, restructuring and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of

--------------------------------------------------------------------------------
                                                                         Page 10
assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies apply to and affect significant judgments and estimates used in the preparation of its Condensed Consolidated Financial Statements:

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

Overview

         We are a leading global provider of voice and fax services established in July 1997. We primarily use the Internet for transport of these calls.

In April 1998, we launched our first service delivered over ITXC.net--our WWeXchange service. Our operations since that time have included:

         o increasing our voice traffic, from 2,746 minutes during April 1998 to approximately 652 million minutes carried through our WWeXchange service during the quarter ended March 31, 2002;

         o refining our monitoring and analysis software in order to achieve BestValue Routing;

         o expanding our affiliate network to 250 affiliates at April 30, 2002;

         o increasing the global reach of ITXC.net to 152 countries at April 30, 2002;

         o increasing our direct connection to customers using ITXC-owned SNARCs located at the customers' premises; and

         o increasing our employee headcount, from 29 employees on April 1, 1998 to 226 employees on March 31, 2002.

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

         o pricing pressures resulting from competitive conditions in our markets; and

         o our ability to maximize our "buy-sell" margin, i.e. the difference between what we pay to receive termination service and what we are able to charge our customers.

--------------------------------------------------------------------------------
                                                                         Page 11

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

       Our operating expenses have been primarily:

         o        Data Communications and Telecommunications Expenses.
                  ---------------------------------------------------
                  Internet-related expenses, consisting primarily of:

                   o costs associated with sending voice traffic, primarily fees that we pay to our affiliates to terminate or assist us in terminating calls, fees that we pay when we find it necessary to utilize the traditional telephone network or private data networks to terminate calls and expenses incurred in connecting our customers to our network; these expenses are largely proportional to the volume of voice traffic carried over our network; and

                   o costs associated with buying Internet access at ITXC-operated locations; these costs are largely proportional to the bandwidth of access acquired and do not typically vary based upon volume of voice traffic until additional bandwidth needs to be acquired.

         o        Network Operations Expenses. Expenses associated with
                  ---------------------------
                  operating the network, consisting primarily of the salaries, payroll taxes and benefits that we pay for those employees directly involved in the operation of ITXC.net and related expenses. During the period (October 2000 through October
                  2001) that we operated an e-commerce business, network operations expenses also include related expenses incurred to operate our e-commerce services.

         o Selling, General and Administrative Expenses. There are three components of selling, general and administrative expenses, consisting of the following:

                   O       Sales and Marketing Expenses. Salaries, payroll
                           ----------------------------
                           taxes, benefits and commissions that we pay for sales personnel and expenses associated with the development and implementation of our promotion and marketing campaigns that are deployed both domestically and internationally. We anticipate that sales and marketing expenses will increase in the future as we expand our internal sales force, hire additional marketing personnel and increase expenditures for promotion and marketing on a global level. We expect that such expenses will also increase as telecommunications revenue increases.

                   o       Development Expenses. Salary, payroll tax and benefit
                           --------------------
                           expenses that we pay for employees and consultants who work on the development of our network management approaches and future applications of our technology. We believe that investing in the enhancement of our technology is critical to our future success. We expect that our development expenses will increase in future periods, based upon various factors, including:

                                o       the importance to us of BestValue
                                        Routing;

                                o the pace of technological change in our industry; and

                                o our goal of expanding the applications of our technology.

--------------------------------------------------------------------------------
                                                                         Page 12

                  o        General and Administrative Expenses. Salary, payroll
                           -----------------------------------
                           tax and benefit expenses and related costs for general corporate functions, including executive management, finance, administration, facilities, information technology and human resources, together with accounts receivable reserves. We expect that general and administrative expenses will increase in the future as we hire additional personnel and incur additional costs related to the growth of our business and operations. In addition, we expect to expand our facilities and incur associated expenses to support our anticipated growth.

         o        Non-Cash Employee Compensation Expenses. Non-cash employee
                  ---------------------------------------
                  compensation represents compensation expense incurred in connection with the grant of certain stock options to our employees with exercise prices less than the fair value of our Common Stock at the respective dates of grant. During 1999, but prior to our initial public offering, we granted options to purchase 3,413,500 shares of our Common Stock at exercise prices equal to or less than fair value, resulting in non-cash charges of approximately $12.4 million. Similarly, in connection with our eFusion acquisition during 2000, we were required to take non-cash charges of approximately $0.7 million in connection with options granted in exchange for options previously granted by eFusion. We expect that our non-cash employee compensation charges will be fully expensed by the end of the second quarter of 2002.

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

We anticipate that from time to time our operating expenses may increase on a per minute basis as a result of our decisions to route additional traffic over the traditional telephone network or private data networks in order to maintain quality transmissions during relatively short periods of time as we transition our network to increased levels of capacity. During these periods, we occasionally experience reductions in volume from certain customers. Historically, we have satisfactorily resolved these transition issues. However, in the future other anticipated or unanticipated operating problems associated with the growth of ITXC.net may develop.

In response to current market conditions and the consequent slower-than-anticipated growth of the Company's enhanced services, during the second quarter of 2001, we recognized a $108.0 million impairment charge, which represented an $86.7 million write-down of goodwill and a $21.3 million write-down of other intangible assets to their fair values.

On October 11, 2001, we sold most of the tangible and intangible assets of our e-commerce business (other than patents) to eStara, Inc., a privately held provider of web-voiced services, in exchange for a 19.9% equity position in eStara. We valued this investment at $700,000. We determined that there was a further impairment of long-lived assets and recorded a $5.7 million impairment charge during the third quarter of 2001 to write-down such assets to their fair value. In addition, as part of our July and September 2001 business-reorganization plans, we recorded a charge to earnings totaling approximately $3.7 million in the third and fourth quarters of 2001. This charge is primarily comprised of headcount reductions of 70 employees world-wide (approximately $1.5 million) and facility consolidations (approximately $1.5 million) as we closed the Beaverton, Oregon facility in which eFusion had previously operated and terminated or transferred to eStara the employees related to our e-commerce business. The remaining $700 thousand relates to a write-down of the remaining assets at the Beaverton location.

--------------------------------------------------------------------------------
                                                                         Page 13

Since our inception in July 1997, we have experienced operating losses in each quarterly and annual period and negative cash flows from operations in each quarter since we commenced offering services over ITXC.net in April 1998. As of March 31, 2002, we had an accumulated deficit of $281.4 million. The profit potential of our business is unproven, and our limited operating history makes an evaluation of us and our prospects difficult. We may not achieve profitability or, if we achieve profitability, we might not sustain profitability.

Results of Operations - Comparison of the Three Months Ended March 31, 2002 and 2001

    Revenues

Telecommunications revenues amounted to $57.7 million during the quarter ended March 31, 2002. Approximately 99.5% of total revenue during the three months ended March 31, 2002 was derived from our WWeXchange service, which provides international call completion to our customers and enables them to offer their own customers phone-to-phone global voice service. The remaining revenue was derived principally from our webtalkNOW! service, a PC-to-telephone service which allows Internet portals, Internet service providers and web sites to offer web-to-phone calling to their customers under their own brands.

Revenues during the quarter ended March 31, 2002 increased 59.7% from the comparable period in 2001. These increases were a result of more calls being carried on our network, ITXC.net.

We carried approximately 652 million minutes of WWeXchange service traffic in the first quarter of 2002 as compared with 345 million minutes during the first quarter of 2001. During the quarter ended March 31, 2002, our average revenues per minute for WWeXchange service were 8.8 cents per minute, as compared with
10.2 cents per minute during the quarter ended March 31, 2001. The decline in average revenues per minute is primarily attributable to a change in route mix during the first quarter of 2002 and the overall decline in rates experienced in telecommunications over the past year.

Our webtalkNOW! traffic was significantly less during the first quarter of 2002 as compared to the first quarter of 2001 as a result of the decline in the number and financial strength of the Internet-based (so-called "dot.com") consumer businesses that formed a portion of the potential customer base of our webtalkNOW! service and the greatly weakened financial condition of the surviving competitive local exchange carriers(CLECs).

    Operating Expenses

Data Communications and Telecommunications Expenses. During the three months ended March 31, 2002 and 2001, data communication and telecommunications expenses amounted to $48.6 million and $32.0 million, respectively, or 84.2% and 88.6% of telecommunications revenues, respectively. The increase in the dollar amount of such costs primarily reflected the increased traffic during 2002, as well as costs associated with establishing and increasing capacity at our hubs in anticipation of future growth in traffic. The reduced percentage of telecommunications revenue represented by such costs is a result of the Company's ability of leveraging these costs over a larger revenue base.

Network Operations Expenses. Network operations expenses decreased to $2.0 million during the three months ended March 31, 2002 from $2.2 million during the three months ended March 31, 2001. Such expenses primarily reflected the cost of operating our 24-hours-a-day, 7 days-a-week network operations center, as well as costs associated with the Jersey City, New Jersey, Los Angeles, California and London hubs. Such costs represented 3.4% and 6.0% of telecommunications revenues during the three months ended March 31, 2002 and 2001. This improvement in 2002 resulted from a number of factors, including the elimination of a duplicative network operation center in Beaverton, absence of certain start up expenses associated with hubs brought online or improved in 2001 and an increased revenue base in 2002. We anticipate that we will be able to continue to leverage these costs over a larger revenue base in future quarters.


--------------------------------------------------------------------------------
                                                                         Page 14

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses decreased to $7.0 million during the three months ended March 31, 2002 from $15.0 million during the three months ended March 31, 2001. As a percentage of revenues, SG&A expenses decreased to 12.2% from 41.5% over the comparable three-month period. During the first quarter of 2001, a reserve of $3.2 million over and above our normal reserves for receivables was taken because of the bankruptcy filing of a major customer, certain other bankruptcies and the poor financial condition of some of the Tier 2 carriers who are or who had been our customers. SG&A expenses for the first quarter of 2002 were $1.0 million less than SG&A expenses for the quarter ended December 31, 2001. We had 226 employees at March 31, 2002, as compared with 222 employees at the beginning of the first quarter of 2002 and compared with 308 employees at the end of the first quarter of 2001.

As our revenues continue to grow, we expect SG&A expenses to decrease as a percentage of revenues, although they will likely increase in absolute terms. Such expectation represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ from such expectation as a result of a number of factors, including the rate of revenue growth, if any, the extent to which we incur unanticipated expenses associated with revenue growth and the extent to which our customers present unanticipated credit problems.

        Depreciation

Depreciation expense increased to $5.7 million during the three months ended March 31, 2002 from $4.6 million during the three months ended March 31, 2001. These increases reflect the expansion of our network and hubs and the addition of new technologies deployed throughout our network. We added $6.3 million of capital expenditures during the first quarter. As a percentage of revenue, depreciation expense for the three month periods was 9.9% in 2002 and 12.7% in 2001.

        Amortization and Write-Off of Intangibles; Impairment Charges

We recorded $101.5 million of goodwill and $32.0 million of other intangibles in 2000 connection with our October 2000 acquisition of eFusion, which was accounted for as a purchase transaction, all of which were, prior to the impairment charge described below, being amortized over five years. Accordingly, independent of the impairment charge described below, we amortized $6 thousand and $6.7 million of intangibles during the three months ended March 31, 2002 and March 31, 2001, respectively.

In response to market conditions and the consequent slower-than-anticipated growth of the Company's enhanced services, we determined that certain long-lived assets related to our October 2000 eFusion acquisition have become impaired. During the second quarter of 2001, we recognized a $108.0 million impairment charge. During the third quarter of 2001, we recognized an additional $5.7 million impairment charge which represented an additional write-down of intangible assets to their fair value.

        Non-Cash Employee Compensation Expenses

Non-cash employee compensation expense decreased to $0.7 million during the quarter ended March 31, 2002 from $0.9 million during the quarter ended March 31, 2001, representing amortization of deferred compensation incurred in connection with the grant of options at exercise prices less than fair value. We expect the remaining $700 thousand of these costs to be fully amortized by the end of the second quarter of 2002.

        Interest Income, Net

Our interest income, net principally represents income from cash and investments which, in turn, were derived from capital contributions made by our investors.

In addition to the capital invested near the inception of our business, we raised net proceeds of $9.9 million and $14.9 million from a group of investors in private transactions completed during April 1998 and February 1999, respectively; we raised

--------------------------------------------------------------------------------
                                                                         Page 15
net proceeds of $78.4 million from our initial public offering completed in October 1999; and we raised net proceeds of $161.4 million from our follow-on public offering completed in March 2000. During the quarters ended March 31, 2002 and 2001, the interest on our marketable securities, including the interest earned on the proceeds from our initial and follow-on public offerings, exceeded the interest that we paid on our line of credit and capital leases by $0.9 million and $2.7 million, respectively. The reduction reflects our usage of cash and yield reductions resulting from a decline in short-term interest rates.

Interest income, net decreased in the first quarter of 2002 versus the fourth quarter of 2001 as a result of realized gains in the fourth quarter that we did not have in the first quarter of 2002. In addition, yields were lower in the first quarter of 2002 versus the fourth quarter of 2001 due to a reduction in interest rates.

         Restructuring Charges

During the first quarter of 2002, we recorded a $1.1 million charge. Approximately $1.0 million relates to the sub-lease on our headquarters' space effective January 2002 and the balance relates to charges associated with real estate leases for our closed office in Beaverton, Oregon. We expect to continue to incur $150 thousand of quarterly restructuring charges in connection with the Beaverton lease through the 4th quarter of 2005 or until we are able to sublease that facility and offset a portion of all of those quarterly charges.

         Losses

We have reported net operating losses and net losses since our inception. We believe that we will first report positive net income and cash flow within twelve to eighteen months. This estimate represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. However, we cannot assure you that we will report positive net income and cash flow within twelve to eighteen months; due to the risk factors described in the first paragraph of this "Management's Discussion and Analysis", our actual results could vary materially from our estimate.

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

Net cash used in financing activities was $0.5 million for the three months ended March 31, 2002, principally reflecting the repayment of certain capital lease obligations.

Net cash used in operating activities amounted to $3.2 million for the three months ended March 31, 2002, reflecting net operating losses and increased accounts receivable, partially offset by increases in accounts payable and accrued liabilities.

Net cash used in investing activities was $1.7 million for the three months ended March 31, 2002 and was primarily related to the purchases of property and equipment. During the first quarter of 2002 the Company incurred $6.3 million in capital expenditures.

As of March 31, 2002, our principal commitments consisted of obligations outstanding under operating and capital leases. At that date, future minimum payments for non-cancelable leases includes required payments of $5.1 million during 2003 and $18.3 million for years 2004-2007 and thereafter under all leases. The minimum lease payments have not been reduced by minimum operating sublease rentals of $2.6 million due in the future under noncancelable subleases. We anticipate a substantial

--------------------------------------------------------------------------------
                                                                         Page 16
increase in capital expenditures and lease commitments consistent with the anticipated growth in operations, infrastructure and personnel.

We maintain a credit agreement that provides a committed line of credit from a financial institution in the aggregate amount of $10.0 million. We are permitted to use any portion of that commitment under a revolving line of credit for working capital or under an equipment sub-line for the purchase of certain capital equipment and related software. This credit agreement is collateralized by substantially all of our assets. As of March 31, 2002, our outstanding balance under the facility was $1.1 million. We are permitted to borrow under the credit agreement until June 2002. Loans outstanding under the equipment sub-line are due and payable 36 months after the final draw under the equipment sub-line. We expect to pay all outstanding balances on this line of credit during the second quarter of 2002.

Interest accrues at a floating rate per annum equal to the higher of our lender's published prime rate and the weighted average federal funds rate available to our lender plus 0.5%.

The credit agreement contains customary financial and other covenants and may be terminated by our lender 45 days after the occurrence of certain mergers, acquisitions and investments. As of March 31, 2002, we were in compliance with all of the covenants under our credit agreement.

The sources of our short-term funding continue to be the capital that we have raised and, to a lesser extent, the credit that has been extended to us. Our capital requirements depend on numerous factors, including market acceptance of our services, the responses of our competitors, the resources allocated to ITXC.net and the development of future applications of our technology, our success in marketing and selling our services, and other factors. We have experienced substantial increases in our capital expenditures since our inception, consistent with growth in our operations and staffing, and we anticipate that our capital expenditures will continue to increase in the future. We will evaluate possible acquisitions of, or investments in, complementary businesses, technologies or services (see, "Subsequent Event," below) and plan to expand our sales and marketing programs. Any such possible acquisition may be material and may require us to incur a significant amount of debt or issue a significant number of equity securities. Further, any businesses that we acquire will likely have their own capital needs, which may be significant, which we would be called upon to satisfy independent of the acquisition price. We currently believe that our available cash and cash equivalents, after taking into account the stock buyback program described above, will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. This statement represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from our expectations. We may need to raise additional funds in order to fund more rapid expansion, to develop new or enhance existing services, to respond to competitive pressures or to acquire or invest in complementary business, technologies or services. Additional funding may not be available on favorable terms or at all.

The following summarizes ITXC's contractual obligations at March 31, 2002, and the effect such obligations are expected to have on the Company's liquidity and cash flow in future periods.

      Contractual Obligations                                      Payments Due by Period

                                                        Less than 1
                                           Total            year         1-3 years     4 - 5 years     After 5 years
Capital Lease Obligations               $ 6,262,390      $3,810,435     $2,451,955          --               --
Operating Leases                         24,357,215       3,436,519      5,631,536       2,734,666       12,554,494
                                        -----------      ----------     ----------      ----------      -----------
Total Contractual Cash
Obligations                             $30,619,605      $7,246,954     $8,083,491      $2,734,666      $12,554,494
                                        ===========      ==========     ==========      ==========      ===========


--------------------------------------------------------------------------------
                                                                         Page 17

   Other Commercial                                               Amount of Commitment Expiration Per Period
      Commitments                      Total Amounts
                                         Committed        Less than 1
                                                              year      1 - 3 years     4 - 5 years     Over 5 years
Lines of Credit                         $1,053,061       $1,053,061            --              --               --
Standby Letters of Credit                2,309,030        2,309,030            --              --               --
                                        ----------       ----------     ----------      ----------      -----------
Total Commercial Commitments            $3,362,091       $3,362,091            --              --               --
                                        ==========       ==========     ==========      ==========      ===========

Subsequent Event

On May 2, 2002 we purchased assets which comprised the wholesale business operated by Nexcom Telecommunications, LLC in 11 countries in eastern Europe, for $9 million in cash and for 533,701 shares of our common stock. 275,459 of those shares and $1.5 million are subject to an escrow agreement supporting Nexcom's indemnification obligations to the Company. Nexcom had previously had provided termination services to us in most of the countries in which the assets are located. In connection with the acquisition we have acquired capital assets and may acquire a small number of employees located in those countries. The Company will account for this transaction under the purchase accounting method in accordance with FASB Statements No. 141, Business Combinations.

Recent Accounting Pronouncements

Effective July 1, 2001, the Company adopted SFAS No. 141 "Business Combinations" and effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after July 1, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of intangible assets that are required to be recognized and reported separate from goodwill. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. As a result of the 2001 impairment charges, at January 1, 2002, the Company does not have any goodwill or indefinite life intangible assets. Accordingly, the adoption of SFAS No. 142 did not have a significant impact on the Company's results of operations and financial position.

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

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The effective date for this statement is January 1, 2002 and supersedes SFAS No. 121. SFAS No. 144 carries forward from SFAS No. 121 the fundamental guidance related to the recognition and measurement of an impairment loss related to assets to be held and used and provides guidance related to the disposal of long-lived assets to be abandoned or disposal by sale. The impact of adopting SFAS No. 144 had no impact on its consolidated results of operations and financial position.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We had investments of $131.3 million as of March 31, 2002 in certain marketable securities, which primarily consist of short-term fixed income investments. Due to the short-term nature of our investments, we believe that the effects of changes in interest rates are limited and would not have a material impact on our financial condition or operating results.


--------------------------------------------------------------------------------
                                                                         Page 18

PART II - Other Information

Item 1. Legal Proceedings

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

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits:


              99.1 Risk Factors (incorporated by reference to Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001)

         (b) No Current Reports on Form 8-K were filed during the quarter ended March 31, 2002.


--------------------------------------------------------------------------------
                                                                         Page 19

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

                                        ITXC CORP.

                                        By: /s/ Edward B. Jordan

                                            ------------------------------
                                            Edward B. Jordan
                                            Executive Vice President,
                                            Chief Financial Officer and
                                            Chief Accounting Officer

Dated:  May 15, 2002






--------------------------------------------------------------------------------
                                                                         Page 20

                                  EXHIBIT INDEX

99.1 Risk Factors (incorporated by reference to Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001)


--------------------------------------------------------------------------------
                                                                         Page 21