Form 10-Q
period 2002-06-30
ITXC CORP
filed 2002-08-14
CIK 1061895

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002 or

☐  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from              to             .

Commission File Number: 000-26739

ITXC CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-35-31960 (I.R.S. Employer Identification No.)

750 College Road East
Princeton, New Jersey 08540
(Address of principal executive office, including zip code)

(609) 750-3333
(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒                             No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At July 31, 2002, there were 46,520,412 shares of Common Stock, par value $.001 per share, outstanding.

ITXC CORP.

-i-

PART I—Financial Information

Item 1. Financial Statements

ITXC CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2002 (Unaudited)	December 31, 2001
Cash and cash equivalents	$30,579,958	$53,193,357
Marketable securities	91,898,921	94,361,251
Accounts receivable, net	25,672,945	21,189,007
Prepaid expenses and other current assets	3,399,023	2,875,980

Total current assets	151,550,847	171,619,595
Property and equipment, net	39,671,658	42,359,300
Goodwill	7,913,319	—
Intangible assets, net	2,938,942	101,648
Other assets	1,292,067	1,300,700

Total assets	$203,366,833	$215,381,243

Accounts payable and accrued liabilities	$26,661,826	$27,579,480
Other liabilities	696,590	734,365
Equipment note payable	—	1,196,660
Current portion of capital lease obligations	2,628,431	3,290,981

Total current liabilities	29,986,847	32,801,486
Capital lease obligation, less current portion	970,944	1,976,676
Common stock	46,532	45,726
Additional paid in capital	459,415,850	456,216,326
Deferred employee compensation	—	(1,394,722)
Accumulated other comprehensive income	127,597	660,354
Accumulated deficit	(287,180,937)	(274,924,603)

Total stockholders’ equity	172,409,042	180,603,081

Total liabilities and stockholders’ equity	$203,366,833	$215,381,243

See accompanying notes.

ITXC CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months ended June 30,
	2002	2001
Total revenue	$65,996,824	$38,800,709
Costs and expenses:
Data communications and telecommunications	56,308,210	34,035,816
Network operations	1,937,592	2,242,574
Selling, general and administrative	7,050,823	11,204,372
Depreciation	6,196,526	4,911,955
Amortization	96,354	6,706,776
Write-off of intangibles	—	108,022,251
Restructuring charges	151,255	—
Non-cash employee compensation	697,362	876,317

Total costs and expenses	72,438,122	168,000,061

Loss from operations	(6,441,298)	(129,199,352)
Interest income, net	681,697	2,428,270

Net loss	($5,759,601)	($126,771,082)

Basic and diluted net loss per share	($0.12)	($2.80)

Weighted average shares used in computation of basic and diluted net loss per share	46,141,328	45,265,214

See accompanying notes.

ITXC CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Six Months ended June 30,

	2002	2001
Total revenue	$123,708,958	$74,943,575
Costs and expenses:
Data communications and telecommunications	104,912,559	66,059,389
Network operations	3,888,195	4,410,126
Selling, general and administrative	14,081,768	26,217,174
Depreciation	11,919,657	9,495,715
Amortization	102,706	13,380,094
Write-off of intangibles	—	108,022,251
Restructuring charges	1,230,087	250,000
Non-cash employee compensation	1,394,722	1,752,633

Total costs and expenses	137,529,694	229,587,382

Loss from operations	(13,820,736)	(154,643,807)
Interest income, net	1,564,402	5,145,133

Net loss	($12,256,334)	($149,498,674)

Basic and diluted net loss per share	($0.27)	($3.31)

Weighted average shares used in computation of basic and diluted net loss per share	45,914,988	45,203,373

See accompanying notes.

ITXC CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,

	2002	2001
Operating activities
Net loss	$(12,256,334)	$(149,498,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,919,657	9,495,715
Amortization of intangibles	102,706	13,380,094
Write-off of intangibles	—	108,022,251
Provision for doubtful accounts	404,028	5,476,844
Non-cash restructuring charges	559,912	—
Realized gain on sale of investments	(40,628)	—
Amortization of non-cash deferred employee compensation	1,394,722	1,752,633
Amortization of original issue discounts	(62,575)	(867,650)
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,887,966)	(6,943,441)
Increase in prepaid expenses and other assets	(588,973)	(2,298,657)
(Decrease) increase in accounts payable and accrued expenses	(975,937)	3,243,372
Decrease in other liabilities	(37,775)	(142,203)

Net cash used in operating activities	(4,469,163)	(18,379,716)

Investing activities
Purchase of property and equipment	(8,909,593)	(9,650,010)
Purchase of Nexcom	(9,051,716)	—
Acquisition costs	—	(385,353)
Purchase of available for sale securities	(88,539,587)	(71,953,389)
Sale of available for sale securities	29,383,004	21,356,121
Maturities of available for sale securities	61,492,833	93,076,033

Net cash (used in) provided by investing activities	(15,625,059)	32,443,402

Financing activities
Repayment of equipment line of credit	(1,196,660)	(239,477)
Repayment of capital lease obligations	(1,668,282)	(2,319,427)
Proceeds from exercise of stock options	324,168	813,546
Proceeds from issuance of common stock related to employee stock purchase plan	325,071	—

Net cash used in financing activities	(2,215,703)	(1,745,358)

Effect of exchange rate fluctuations on cash	(303,474)	132,591

(Decrease) increase in cash	(22,613,399)	12,450,919
Cash and cash equivalents at beginning of period	53,193,357	36,768,527

Cash and cash equivalents at end of period	$30,579,958	$49,219,446

See accompanying notes.

ITXC CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation

The June 30, 2002 and 2001 financial statements have been prepared by ITXC Corp. (the “Company” or “ITXC”) and are unaudited. In the opinion of the Company’s management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures required under accounting principles generally accepted in the United States have been condensed or omitted from the consolidated financial statements and notes thereto presented herein pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes thereto presented herein should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2001 and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

The consolidated financial statements include the accounts of ITXC Corp. and its wholly-owned subsidiaries, ITXC Data Transport Services, LLC; ITXC, Ltd.; ITXC Asia PTE, Ltd; ITXC Global Corp.; and ITXC, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

2.    Comprehensive Income

The components of comprehensive income (loss), for the three and six month periods ended June 30, 2002 and 2001 were as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2002	2001	2002	2001
Net loss	$(5,759,601)	$(126,771,082)	$(12,256,334)	$(149,498,674)
Other comprehensive income:
Unrealized holding gains (losses) arising during period (net of tax of $0)	192,833	(446,535)	(229,283)	949,589
Foreign currency translation adjustments	(63,083)	33,922	(303,474)	132,591

Comprehensive loss	$(5,629,851)	$(127,183,695)	$(12,789,091)	$(148,416,494)

3.    Acquisition

On May 2, 2002 the Company purchased assets which comprised the wholesale call completion business operated by privately-held Nexcom Telecommunications LLC (“Nexcom”) in 11 countries in Eastern Europe, for total consideration of $11.7 million which consisted of $9.0 million in cash and 533,701 shares of the Company’s common stock. 275,459 of those shares and $1.5 million in cash are subject to an escrow agreement supporting Nexcom’s indemnification obligations to the Company. Nexcom had previously provided termination services to the Company in most of the countries in which the assets are located. In connection with the transaction, the Company recorded goodwill of $7.9 million; and other intangibles of $2.9 million related to vendor agreements, customer lists and licenses, which will be amortized over periods ranging from three to 80 months. These values were determined using an independent third party valuation. Also included in the purchase were $0.8 million of property, plant and equipment. The acquisition was accounted for as a purchase in accordance with FASB Statement No. 141, Business Combinations, and accordingly, the net assets and results of operations have been included in the Condensed Consolidated Financial Statements from the date of acquisition. The acquisition would not have had a material impact on the Company’s results of operations, had the acquisition been completed at the beginning of the periods presented.

4.    Impairment of Long-Lived Assets and Business Reorganization Charges

In response to current market conditions and the consequent slower-than-anticipated growth of the Company’s enhanced services, in July 2001 the Company determined that certain long-lived assets related to the acquisition of eFusion, Inc. (“eFusion”) on October 12, 2000 had become impaired. During the second quarter of 2001, the Company recognized a $108.0 million impairment charge, which represented an $86.7 million write-down of goodwill and a $21.3 million write-down of other intangible assets to their fair values.

On October 11, 2001, the Company sold most of the tangible and intangible assets of its e-commerce business (other than patents) to eStara, Inc., a privately held provider of web-voiced services, in exchange for a 19.9% equity position in eStara. This transaction resulted in a $0.3 million loss which was included in the third quarter impairment charge. The Company determined that there was a further impairment of long-lived assets and recorded a $5.7 million impairment charge during the third quarter of 2001 to write-down such assets to their fair value.

As part of the July and September 2001 business-reorganization plans, the Company recorded an additional charge to earnings in 2001 of approximately $3.7 million of which $2.1 million had been paid through June 30, 2002. The charge relates to headcount reductions of 70 employees world-wide, which approximates $1.5 million, and facility consolidations of approximately $1.5 million as the Company has closed its Beaverton, Oregon facility. The remaining $0.7 million relates to a write-down of the remaining assets at the Beaverton location.

In January of 2002, the Company entered into an agreement to sublease approximately 20,000 square feet of its headquarters space. Approximately $1.0 million of restructuring charges was recorded in the first quarter in connection with the sublease. During the second quarter of 2002, the Company also recorded an additional $0.2 million in restructuring charges associated with the lease for the closed office in Beaverton, Oregon.

5.    Goodwill and Other Intangible Assets

Effective July 1, 2001, the Company adopted SFAS No. 141 “Business Combinations” and effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No.141 requires business combinations initiated after July 1, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of intangible assets that are required to be recognized and reported separate from goodwill. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. The Company did not have any goodwill or indefinite life intangible assets at January 1, 2002, accordingly, adoption of SFAS No. 142 did not have an impact on the Company.

The following table reflects unaudited pro forma results of operations of the Company, giving effect to SFAS No. 142 as if it were adopted on January 1, 2001:

	Three Months ended June 30,		Six Months ended June 30,
	2002	2001	2002	2001
Net loss, as reported	$(5,759,601)	$(126,771,082)	$(12,256,334)	$(149,498,674)
Add back: amortization expense, net of tax	—	5,109,125	—	10,184,795

Pro forma net loss	$(5,759,601)	$(121,661,957)	$(12,256,334)	$(139,313,879)

Basic and diluted net loss per share:
As reported	$(0.12)	$(2.80)	$(0.27)	$(3.31)

Pro forma	$(0.12)	$(2.69)	$(0.27)	$(3.08)

The following table summarizes the activity in Goodwill for the periods indicated:

	Three Months ended June 30,		Six Months ended June 30,
	2002	2001	2002	2001
Beginning balance, net	$—	$91,362,119	$—	$96,437,789
Additions	7,913,319	602,206	7,913,319	602,206
Amortization	—	(5,109,125)	—	(10,184,795)
Write-offs	—	(86,775,200)	—	(86,775,200)

Ending balance, net	$7,913,319	$80,000	$7,913,319	$80,000

The following table summarizes the Other Intangibles subject to amortization at the dates indicated:

	June 30, 2002			December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$108,000	$19,058	$88,942	$108,000	$6,352	$101,648
Customer lists and licenses	240,000	22,500	217,500	—	—	—
Vendor agreements	2,700,000	67,500	2,632,500	—	—	—

Total other intangibles	$3,048,000	$109,058	$2,938,942	$108,000	$6,352	$101,648

Amortization expense for Other Intangibles totaled approximately $0.1 million and $1.6 million for the three months ended June 30, 2002 and 2001, respectively and $0.1 million and $3.2 million for the six months ended June 30, 2002 and 2001, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Six Months Ending December 31, 2002	$250,000
Twelve Months Ending December 31, 2003	500,000
Twelve Months Ending December 31,2004	500,000
Twelve Months Ending December 31,2005	500,000

6.    Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Statement is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. SFAS No. 143 addresses the recognition and measurement of obligations associated with the retirement of tangible long-lived assets resulting from acquisition, construction, development, or the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of an asset retirement obligation be recognized as a liability in the period in which it is incurred. The asset retirement obligation is to be capitalized as part of the carrying amount of the long-lived asset and the expense is to be recognized over the useful life of the long-lived asset. The Company believes that the adoption of this standard will not have a material impact on its consolidated results of operations and financial position.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The effective date for this statement is January 1, 2002 and supersedes SFAS No. 121. SFAS No. 144 carries forward from SFAS No. 121 the fundamental guidance related to the recognition and measurement of an impairment loss related to assets to be held and used and provides guidance related to the disposal of long-lived assets to be abandoned or disposal by sale. The impact of adopting SFAS No. 144 had no impact on the Company’s consolidated results of operations and financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of SFAS No. 146 is required with the beginning of fiscal year 2003. The Company believes that the adoption of this standard will not have a material impact on its consolidated results of operations and financial position.

7.    Debt

During the quarter ended June 30, 2002, the Company terminated a credit facility with a bank and paid the remaining $1.1 million of the equipment note payable.

8.    Legal Proceedings

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

The Company and certain of its officers/directors have been named as defendants in several purported shareholder class action lawsuits. The lawsuits allege, among other things, that, in connection with the Company’s public offerings of securities, its Prospectus did not disclose certain alleged practices involving its underwriters and their customers. These actions seek compensatory and other damages from all defendants, and costs and expenses associated with the litigation. These actions are in the early stages and the Company has not yet determined if there is any potential material impact on its Consolidated Financial Statements. ITXC is one of hundreds of companies named in substantially identical lawsuits. Management believes that ITXC and its officers/directors did not engage in any improper or illegal conduct and intends to defend these actions vigorously. All of these cases have been consolidated for pretrial purposes before Judge Scheindlin in the Southern District of New York. Class action plaintiffs have recently filed amended complaints. The underwriters and issuers have recently moved to dismiss plaintiffs’ claims; those motions have not been completely briefed or submitted to the court.

In September, 2001, the Company was served with a complaint filed in Virginia state court on behalf of Hercules Communications Company, LLC in which the plaintiff demanded damages, including punitive damages, based on the Company’s alleged refusal to carry out a purported agreement to purchase certain assets from Hercules. The claims were primarily based on alleged breach of contract, breach of implied contract, breach of an oral contract, promissory estoppel and fraud. The Court dismissed plaintiff’s claim for promissory estoppel and fraud, but did allow the plaintiff to refile its fraud complaint. In June, plaintiff moved to substitute Hercules Satellite for Hercules Communications, LLC, over the Company’s objection. The Court rejected plaintiff’s motion, and thereafter the plaintiff dismissed the case. A new case has been filed in the name of Hercules Satellite Communications, L.L.C., and the Company has been served. The allegation in the new case are similar to those in the prior case. The Company continues to believe the case is not meritorious and intends to vigorously defend its conduct.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “10-K”) and the Unaudited Condensed Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

ITXC has included in this Quarterly Report certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning ITXC’s business, operations and financial condition. “Forward-looking statements” consist of all non-historical information, and the analysis of historical information, including the references in this Quarterly Report to future revenue growth, future expense growth, future credit exposure, EBITDA, future profitability, anticipated cash resources, anticipated capital expenditures, capital requirements, and the Company’s plans for future periods. In addition, the words “could”, “expects”, “anticipates”, “objective”, “plan”, “may affect”, “may depend”, “believes”, “estimates”, “projects” and similar words and phrases are also intended to identify such forward-looking statements.

Actual results could differ materially from those projected in the Company’s forward-looking statements due to numerous known and unknown risks and uncertainties, including, among other things, unanticipated technological difficulties, the volatile and competitive environment for Internet telephony, changes in domestic and foreign economic, market and regulatory conditions, the inherent uncertainty of financial estimates and projections, the difficulties of integrating businesses which were previously operated as stand-alone units, the creditworthiness of the Company’s customers, the uncertainties involved in certain legal proceedings, instabilities arising from terrorist actions and responses thereto, and other considerations described as “Risk Factors” in Exhibit 99.1 to the 10-K (“Exhibit 99.1”) and in other filings by the Company with the SEC. Such factors may also cause substantial volatility in the market price of the Company’s common stock. All such forward-looking statements are current only as of the date on which such statements were made. ITXC does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Critical Accounting Policies and Estimates

ITXC’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, investments, intangible assets, restructuring and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies apply to and affect significant judgments and estimates used in the preparation of its Condensed Consolidated Financial Statements:

Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company estimates the amount of the allowance for doubtful accounts required to reduce accounts receivable to expected net realized value by reviewing the status of significant past-due receivables and analyzing historical bad debt trends.

Revenue Recognition. The Company recognizes telecommunications revenue and the related costs at the time the services are rendered. Telecommunications revenue is derived from fees charged to terminate voice and fax services over the Company’s network. Increased competition from other providers of Internet telephony services and traditional telephony services could materially adversely affect revenue in future periods. To date, the Company has derived a significant portion of its revenue from a small number of customers. The loss of a major customer could have a material adverse effect on the Company’s business, financial condition, operating results and future prospects.

Goodwill and Other Intangible Assets. On January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.” In assessing the recoverability of our goodwill and other intangibles, the Company must make assumptions regarding estimated future cash flows. If such assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.

Overview

We are a leading global provider of voice and fax services established in July 1997. We primarily use the Internet for transport of these calls.

In April 1998, we launched our first service delivered over ITXC.net—our WWeXchange service. Our operations since that time have included:

•	increasing our voice traffic, from 2,746 minutes during April 1998 to approximately 778 million minutes carried through our WWeXchange service during the quarter ended June 30, 2002;

•	refining our monitoring and analysis software in order to achieve BestValue Routing;

•	expanding our affiliate network to 225 affiliates at July 31, 2002;

•	increasing the global reach of ITXC.net to 161 countries at July 31, 2002;

•	increasing our direct connection to customers using ITXC-owned SNARCs located at the customers’ premises; and

•	increasing our employee headcount, from 29 employees on April 1, 1998 to 239 employees on June 30, 2002.

To date, our primary sources of revenue have been the fees that we receive from customers for terminating calls that they have originated. Our revenue for terminating calls over ITXC.net has depended primarily upon the following factors:

•	the volume of voice traffic carried over ITXC.net, which is measured in terms of minutes of voice traffic;

•	the mix of voice traffic carried over ITXC.net, which reflects the fact that calls made over certain routes will generate greater revenues than calls of a similar duration made over other routes;

•	pricing pressures resulting from competitive conditions in our markets; and

•
our ability to maximize our “buy-sell” margin, i.e. the difference between what we pay to receive termination service and what we are able to charge our customers. Competition from other providers of Internet telephony services and traditional telephony services could materially adversely affect revenue in future periods.

To date, we have derived a significant portion of our revenue from a small number of customers. The loss of a major customer could have a material adverse effect on our business, financial condition, operating results and future prospects.

Our operating expenses have been primarily:

•	Data Communications and Telecommunications Expenses. Internet-related expenses, consisting primarily of:

•
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

•
costs associated with buying Internet access at ITXC-operated locations; these costs are largely proportional to the bandwidth of access acquired and do not typically vary based upon volume of voice traffic until additional bandwidth needs to be acquired.

•
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

•	Selling, General and Administrative Expenses. There are three components of selling, general and administrative expenses, consisting of the following:

•
Sales and Marketing Expenses. Salaries, payroll taxes, benefits and commissions that we pay for sales personnel and expenses associated with the development and implementation of our promotion and marketing campaigns that are deployed both domestically and internationally. We anticipate that sales and marketing expenses will increase in the future as we expand our internal sales force, hire additional marketing personnel and increase expenditures for promotion and marketing on a global level. We expect that such expenses will also increase as revenue increases.

•
Development Expenses. Salary, payroll tax and benefit expenses that we pay for employees and consultants who work on the development of our network management approaches and future applications of our technology. We believe that investing in the enhancement of our technology is critical to our future success. We expect that our development expenses will increase in future periods, based upon various factors, including:

•	the importance to us of improving network operations, reliability and efficiency, including BestValue Routing;

•	the pace of technological change in our industry; and

•	our goal of expanding the applications of our technology.

•
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

•
Non-Cash Employee Compensation Expenses. Non-cash employee compensation represents compensation expense incurred in connection with the grant of certain stock options to our employees with exercise prices less than the fair value of our Common Stock at the respective dates of grant. During 1999, but prior to our initial public offering, we granted options to purchase 3,413,500 shares of our Common Stock at exercise prices equal to or less than fair value, resulting in non-cash charges of approximately $12.4 million. Similarly, in connection with our eFusion acquisition during 2000, we were required to take non-cash charges of approximately $0.7 million in connection with options granted in exchange for options previously granted by eFusion. Our non-cash employee compensation charges were fully expensed at the end of the second quarter of 2002.

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

In response to current market conditions and the consequent slower-than-anticipated growth of the Company’s enhanced services, during the second quarter of 2001, we recognized a $108.0 million impairment charge, which represented an $86.7 million write-down of goodwill and a $21.3 million write-down of other intangible assets to their fair values.

On October 11, 2001, we sold most of the tangible and intangible assets of our e-commerce business (other than patents) to eStara, Inc., a privately held provider of web-voiced services, in exchange for a 19.9% equity position in eStara. We valued this investment at $0.7 million. We determined that there was a further impairment of long-lived assets and recorded a $5.7 million impairment charge during the third quarter of 2001 to write-down such assets to their fair value. In addition, as part of our July and September 2001 business-reorganization plans, we recorded a charge to earnings totaling approximately $3.7 million in the third and fourth quarters of 2001. This charge is primarily comprised of headcount reductions of 70 employees world-wide (approximately $1.5 million) and facility consolidations (approximately $1.5 million) as we closed the Beaverton, Oregon facility in which eFusion had previously operated and terminated or transferred to eStara the employees related to our e-commerce business. The remaining $0.7 million relates to a write-down of the remaining assets at the Beaverton location.

On May 2, 2002 the Company purchased assets which comprised the wholesale call completion business operated by Nexcom Telecommunications, LLC in 11 countries in eastern Europe, for total consideration of $11.7 million which consisted of $9 million in cash and 533,701 shares of the Company’s common stock. 275,459 of those shares and $1.5 million in cash are subject to an escrow agreement supporting Nexcom’s indemnification obligations to the Company. Nexcom had previously provided termination services to the Company in most of the countries in which the assets are located. In connection with this acquisition the Company acquired capital assets and hired a small number of Nexcom’s employees located in those countries.

Since our inception in July 1997, we have experienced operating losses in each quarterly and annual period and negative cash flows from operations in each quarter since we commenced offering services over ITXC.net in April 1998. As of June 30, 2002, we had an accumulated deficit of $287.2 million. The profit potential of our business is unproven, and our limited operating history makes an evaluation of us and our prospects difficult. We may not achieve profitability or, if we achieve profitability, we might not sustain profitability.

Results of Operations—Comparison of the Three and Six Months Ended June 30, 2002 and 2001

Revenues

Telecommunications revenues amounted to $66.0 million during the quarter ended June 30, 2002 and $123.7 million during the six months ended June 30, 2002. Approximately 99.5% of total revenue during the three and six months ended June 30, 2002 was derived from our WWeXchange service, which provides international call completion to our customers and enables them to offer their own customers phone-to-phone global voice service. The remaining revenue was derived principally from our webtalkNOW! service, a PC-to-telephone service which allows Internet portals, Internet service providers and web sites to offer web-to-phone calling to their customers under their own brands.

Revenues during the quarter and six months ended June 30, 2002 increased 70.1% and 65.1%, respectively from the comparable periods in 2001. These increases were a result of more calls being carried on our network, ITXC.net.

We carried approximately 768 million minutes of WWeXchange service traffic in the second quarter of 2002 and 1.4 billion minutes of traffic in the first six months as compared with 398 million minutes and 743 million minutes, respectively, during the comparable periods of 2001. During the quarter ended June 30, 2002, our average revenues per minute for WWeXchange service were 8.6 cents per minute, as compared with 9.6 cents per minute during the quarter ended June 30, 2001. The decline in average revenues per minute is primarily attributable to a change in route mix during the second quarter of 2002 and the overall decline in rates experienced in telecommunications over the past year.

We reduced and/or eliminated WWeXchange service to some customers at the end of the first quarter and during the second quarter of 2001 because their credit situations deteriorated or they could not, or would not, meet our more stringent credit terms. Stringent credit policies continue to limit revenue growth and we anticipate maintaining such policies for the foreseeable future. Such expectation represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ from expectations as a result of a number of factors, including creditworthiness of customers and general market conditions.

Our webtalkNOW! traffic was significantly less during the second quarter of 2002 as compared to the second quarter of 2001 as a result of the decline in the number and financial strength of the Internet-based (so-called “dot.com”) consumer businesses that formed a portion of the potential customer base of our webtalkNOW! service and the greatly weakened financial condition of the surviving competitive local exchange carriers (CLECs).

Operating Expenses

Data Communications and Telecommunications Expenses. During the three months ended June 30, 2002 and 2001, data communications and telecommunications expenses amounted to $56.3 million and $34.0 million, respectively, or 85.3% and 87.7% of revenues, respectively. During the six months ended June 30, 2002 and 2001, data communications expenses amounted to $104.9 million and $66.1 million, respectively, or 84.8% and 88.1% of revenue, respectively. The increase in the dollar amount of such costs primarily reflected the increased traffic during 2002, as well as costs associated with establishing and increasing capacity at our hubs in anticipation of future growth in traffic. The reduced percentage of revenue represented by such costs is a result of the Company’s ability to leverage these costs over a larger revenue base.

Network Operations Expenses. Network operations expenses decreased to $1.9 million during the three months ended June 30, 2002 from $2.2 million during the three months ended June 30, 2001 and to $3.9 million during the six months ended June 30, 2002 from $4.4 during the six months ended June 30, 2001. Such expenses primarily reflected the cost of operating our 24-hours-a-day, 7 days-a-week network operations center, as well as costs associated with the Jersey City, New Jersey, Los Angeles, California and London hubs. Such costs represented 2.9% and 5.8% of revenues during the three months ended June 30, 2002 and 2001, respectively, and 3.1% and 5.9% of revenues during the six months ended June 30, 2002 and 2001, respectively. This improvement in 2002 resulted from a number of factors, including the elimination of a duplicative network operation center in Beaverton, absence of certain start up expenses associated with hubs brought online or improved in 2001 and an increased revenue base in 2002. We anticipate that we will be able to continue to leverage these costs over a larger revenue base in future quarters.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses decreased to $7.1 million during the three months ended June 30, 2002 from $11.2 million during the three months ended June 30, 2001 and to $14.1 million during the six months ended June 30, 2002 from $26.2 during the same period in 2001. As a percentage of revenues, SG&A expenses decreased to 10.7% from 28.9% over the comparable three-month period and to 11.4% from 35.0% over the comparable six-month period. This improvement in 2002 was mainly due to favorable experience in bad debt expense and to savings associated with the closing of the Beaverton, Oregon facility during 2001 and elimination of associated headcount. SG&A expenses for the second quarter of 2002 includes a reserve of approximately $0.4 million related to WorldCom. During the first six months of 2001, a reserve of $3.2 million over and above our normal reserves for receivables was taken because of the bankruptcy filing of a major customer, certain other bankruptcies and the poor financial condition of some of the Tier 2 carriers who are or who had been our customers. We had 239 employees at June 30, 2002, as compared with 293 employees at the end of the second quarter of 2001.

As our revenues continue to grow, we expect SG&A expenses to decrease as a percentage of revenues, although they will likely increase in absolute terms, and may increase substantially in the last half of 2002. Such expectation represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ from such expectation as a result of a number of factors, including the rate of revenue growth, if any, the extent to which we incur unanticipated expenses associated with revenue growth and the extent to which our customers present unanticipated credit problems.

Depreciation

Depreciation expense increased to $6.2 million during the three months ended June 30, 2002 from $4.9 million during the three months ended June 30, 2001, and to $11.9 million during the six months ended June 30, 2002 from $9.5 million during the six months ended June 30, 2001. These increases reflect the expansion of our network and hubs and the addition of new technologies deployed throughout our network. We added $2.6 million of capital expenditures during the second quarter. As a percentage of revenue, depreciation expense for the three-month periods was 9.4% in 2002 and 12.7% in 2001, and for the six-month periods was 9.6% and 12.7%.

Amortization and Write-Off of Intangibles; Impairment Charges

We recorded $101.5 million of goodwill and $32.0 million of other intangibles in October 2000 in connection with our acquisition of eFusion, which was accounted for as a purchase transaction, both of which were, prior to the impairment charge described below, being amortized over five years.

On May 2, 2002 we purchased assets which comprised the wholesale business operated by Nexcom Telecommunications, LLC in 11 countries in eastern Europe, for $9 million in cash and for 533,701 shares of our common stock. 275,459 of those shares and $1.5 million are subject to an escrow agreement supporting Nexcom’s indemnification obligations to the Company. Nexcom had previously provided termination services to us in most of the countries in which the assets are located. In connection with the acquisition we have acquired capital assets and a small number of employees located in those countries. The Company has accounted for this transaction under the purchase accounting method in accordance with FASB Statement No. 141, Business Combinations. In connection with our acquisition of the assets of Nexcom, we recorded $7.9 million of goodwill and $2.9 million of other intangibles. Accordingly, independent of the impairment charge described below, we amortized $0.1 million and $6.7 million of intangibles during the three months ended June 30, 2002 and June 30, 2001, respectively, and $0.1 million and $13.4 million of intangibles during the six months ended June 30, 2002 and June 30, 2001, respectively.

Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of (“SFAS No. 121”) requires recognition of impairment losses for long-lived assets whenever events or changes in circumstances result in impairment indicators being present and the carrying amount of an asset exceeds the sum of the expected future cash flows associated with the asset. In response to current market conditions and the consequent slower-than-anticipated growth of the Company’s enhanced services, at the Company’s July 2001 board meeting, the Company made a strategic decision to reduce expenditures for the development and marketing of enhanced services and reduced headcount in these areas by about 40 people. As a result, we determined that certain long-lived assets related to our October 2000 eFusion acquisition have become impaired. During the second quarter of 2001, we recognized a $108.0 million impairment charge which represented a write-down of goodwill and intangible assets to their fair value. During the third quarter of 2001, we recognized an additional $5.7 million impairment charge which represented an additional write-down of intangible assets to their fair value.

Non-Cash Employee Compensation Expenses

Non-cash employee compensation expense decreased to $0.7 million during the quarter ended June 30, 2002 from $0.9 million during the quarter ended June 30, 2001, and to $1.4 million for the six months ended June 30,

2002 from $1.8 million for the six months period ended June 30, 2001, representing amortization of deferred compensation incurred in connection with the grant of options at exercise prices less than fair value. These costs were fully amortized at the end of the second quarter of 2002.

Interest Income, Net

Our interest income, net principally represents income from cash and investments which, in turn, were derived from capital contributions made by our investors.

In addition to the capital invested near the inception of our business, we raised net proceeds of $9.9 million and $14.9 million from a group of investors in private transactions completed during April 1998 and February 1999, respectively; we raised net proceeds of $78.4 million from our initial public offering completed in October 1999; and we raised net proceeds of $161.4 million from our follow-on public offering completed in March 2000. During the quarters ended June 30, 2002 and 2001, the interest on our marketable securities, including the interest earned on the proceeds from our initial and follow-on public offerings, exceeded the interest that we paid on our line of credit and capital leases by $0.7 million and $2.4 million, respectively, and during the six months ended June 30, 2002 and 2001 by $1.6 million and $5.1 million. The reduction reflects our usage of cash and yield reductions resulting from a decline in short-term interest rates.

Interest income, net decreased in the second quarter of 2002 versus the first quarter of 2002 as yields were lower in the second quarter of 2002 versus the first quarter of 2002 due to a reduction in interest rates.

Restructuring Charges

During the second quarter of 2002, we recorded a $0.2 million charge. For the six-month period ended June 30, 2002, our restructuring charges totaled $1.2 million. Approximately $1.0 million relates to the sub-lease on our headquarters space effective January 2002 and the balance relates to charges associated with real estate leases for our closed office in Beaverton, Oregon. We expect to continue to incur $0.2 million of quarterly restructuring charges in connection with the Beaverton lease through the 4th quarter of 2005 or until we are able to sublease that facility and offset a portion of all of those quarterly charges.

Losses

We have reported net operating losses and net losses since our inception. We believe that we will first report positive net income and cash flow by the third quarter of 2003. This estimate represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Due to the risk factors described in the first paragraph of this “Management’s Discussion and Analysis”, the Company’s actual results could vary materially from this estimate.

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

Net cash used in financing activities was $2.2 million for the six months ended June 30, 2002, principally reflecting the repayment of certain capital lease obligations and the repayment of our equipment line of credit.

Net cash used in operating activities amounted to $4.5 million for the six months ended June 30, 2002, primarily reflecting increased accounts receivable.

Net cash used in investing activities was $15.6 million for the six months ended June 30, 2002 and was primarily related to the purchases of property and equipment and the purchase of the Nexcom assets. During the first six months of 2002 the Company incurred $8.9 million in capital expenditures.

As of June 30, 2002, our principal commitments consisted of obligations outstanding under operating and capital leases. At that date, future minimum payments for all non-cancelable leases include required payments of $5.4 million during 2003 and $18.4 million for years 2004-2007 and thereafter under all leases. The remaining future minimum payments for 2002 are estimated to be $4.0 million. The minimum lease payments have not been reduced by minimum operating sublease rentals of $2.6 million due in the future under noncancelable subleases. We anticipate a substantial increase in capital expenditures and lease commitments consistent with the anticipated growth in operations, infrastructure and personnel.

During the quarter ended June 30, 2002, the Company terminated a credit facility with a bank and paid the remaining $1.1 million of the equipment note payable. The Company is currently in negotiations with another bank to obtain a similar facility.

The primary sources of our short-term funding continue to be the capital that we have raised. Our capital requirements depend on numerous factors, including market acceptance of our services, the responses of our competitors, the resources allocated to ITXC.net and the development of future applications of our technology, our success in marketing and selling our services, and other factors. We have experienced substantial increases in our capital expenditures since our inception, consistent with growth in our operations and staffing, and we anticipate that our capital expenditures will continue to increase in the future. We will evaluate possible acquisitions of, or investments in, complementary businesses, technologies or services and plan to expand our sales and marketing programs. Any such possible acquisition may be material and may require us to incur a significant amount of debt or issue a significant number of equity securities. Further, any businesses that we acquire will likely have their own capital needs, which may be significant, which we would be called upon to satisfy independent of the acquisition price. We currently believe that our available cash and cash equivalents will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. This statement represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from our expectations. We may need to raise additional funds in order to fund more rapid expansion, to develop new or enhance existing services, to respond to competitive pressures or to acquire or invest in complementary business, technologies or services. Additional funding may not be available on favorable terms or at all.

The following summarizes ITXC’s contractual obligations at June 30, 2002, and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods.

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1 – 3 years	4 – 5 years	After 5 years
Capital lease obligations	$4,364,617	$1,912,662	$2,451,955	$—	$—
Operating leases	$23,323,102	$2,041,111	$5,992,831	$2,734,666	$12,554,494

Total contractual cash obligations	$27,687,719	$3,953,773	$8,444,786	$2,734,666	$12,554,494

Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1 – 3 years	4 – 5 years	Over 5 years
Lines of credit	$—	$—	$—	$—	$—
Standby letters of credit	$2,133,923	$2,133,923	$—	$—	$—

Total commercial commitments	$2,133,923	$2,133,923	$—	$—	$—

Income Taxes

On July 2, 2002, the State of New Jersey signed into law new corporate business tax legislation. Corporations will now be subject to a gross receipts and gross profits tax. The Company believes that this Act will not have a material impact on its consolidated results of operations and financial position.

Recent Accounting Pronouncements

Effective July 1, 2001, the Company adopted SFAS No. 141 “Business Combinations” and effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after July 1, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of intangible assets that are required to be recognized and reported separate from goodwill. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. The Company did not have any goodwill or indefinite life intangible assets as of January 1, 2002; accordingly, adoption of SFAS No. 142 did not have an impact on the Company.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Statement is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. SFAS No. 143 addresses the recognition and measurement of obligations associated with the retirement of tangible long-lived assets resulting from acquisition, construction, development, or the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of an asset retirement obligation be recognized as a liability in the period in which it is incurred. The asset retirement obligation is to be capitalized as part of the carrying amount of the long-lived asset and the expense is to be recognized over the useful life of the long-lived asset. The Company believes that the adoption of this standard will not have a material impact on its consolidated results of operations and financial position.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The effective date for this statement is January 1, 2002 and supersedes SFAS No. 121. SFAS No. 144 carries forward from SFAS No. 121 the fundamental guidance related to the recognition and measurement of an impairment loss related to assets to be held and used and provides guidance related to the disposal of long-lived assets to be abandoned or disposal by sale. The impact of adopting SFAS No. 144 had no impact on the Company’s consolidated results of operations and financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of SFAS No. 146 is required with the beginning of fiscal year 2003. The Company believes that the adoption of this standard will not have a material impact on its consolidated results of operations and financial position.

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

We had investments of $116.3 million as of June 30, 2002 in certain marketable securities, which primarily consist of short-term fixed income investments. Due to the short-term nature of our investments, we believe that the effects of changes in interest rates are limited and would not have a material impact on our financial condition or operating results.

PART II—Other Information

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

The Company and certain of its officers/directors have been named as defendants in several purported shareholder class action lawsuits. The lawsuits allege, among other things, that, in connection with the Company’s public offerings of securities, its Prospectus did not disclose certain alleged practices involving its underwriters and their customers. These actions seek compensatory and other damages from all defendants, and costs and expenses associated with the litigation. These actions are in the early stages and the Company has not yet determined if there is any potential material impact on its Consolidated Financial Statements. ITXC is one of hundreds of companies named in substantially identical lawsuits. Management believes that ITXC and its officers/directors did not engage in any improper or illegal conduct and intends to defend these actions vigorously. All of these cases have been consolidated for pretrial purposes before Judge Scheindlin in the Southern District of New York. Class action plaintiffs have recently filed amended complaints. The underwriters and issuers have recently moved to dismiss plaintiffs’ claims; those motions have not been completely briefed or submitted to the court.

In September, 2001, the Company was served with a complaint filed in Virginia state court on behalf of Hercules Communications Company, LLC in which the plaintiff demanded damages, including punitive damages, based on the Company’s alleged refusal to carry out a purported agreement to purchase certain assets from Hercules. The claims were primarily based on alleged breach of contract, breach of implied contract, breach of an oral contract, promissory estoppel and fraud. The Court dismissed plaintiff’s claim for promissory estoppel and fraud, but did allow the plaintiff to refile its fraud complaint. In June, plaintiff moved to substitute Hercules Satellite for Hercules Communications, LLC, over the Company’s objection. The Court rejected plaintiff’s motion, and thereafter the plaintiff dismissed the case. A new case has been filed in the name of Hercules Satellite Communications, L.L.C., and the Company has been served. The allegation in the new case are similar to those in the prior case. The Company continues to believe the case is not meritorious and intends to vigorously defend its conduct.

Item 5.     Other Information

Thomas J. Shoemaker, Executive Vice President, has resigned from the Company to pursue other interests.

Mary A. Evslin, Vice President and co-founder of the Company, has retired.

Both Mr. Shoemaker and Ms. Evslin have agreed to be available to the Company for consulting for a period of time.

Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits:

99.1    Risk Factors (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

(b)    No Current Reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITXC CORP.

By:	/s/ Edward B. Jordan
Edward B. Jordan
Executive Vice President,
Chief Financial Officer and
Chief Accounting Officer

Dated: August 14, 2002

EXHIBIT INDEX

99.1	Risk Factors (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)