Form 10-Q
period 2002-09-30
ITXC CORP
filed 2002-11-14
CIK 1061895

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____.

Commission File Number: 0-26739

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

At November 13, 2002, there were 42,779,765 shares of Common Stock, par value $.001 per share, outstanding.

ITXC CORP.

-i-

PART I - Financial Information

Item 1. Financial Statements

ITXC CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2002 (Unaudited)	December 31, 2001

Cash and cash equivalents	$21,279,362	$53,193,357
Marketable securities	90,214,208	94,361,251
Accounts receivable, net	26,389,919	21,189,007
Prepaid expenses and other current assets	4,453,991	2,875,980

Total current assets	142,337,480	171,619,595
Property and equipment, net	42,203,516	42,359,300
Restricted cash	2,208,687	—
Goodwill	7,913,319	—
Intangible assets, net	2,810,922	101,648
Other assets	1,411,721	1,300,700

Total assets	$198,885,645	$215,381,243

Accounts payable and accrued liabilities	$31,069,971	$27,579,480
Other liabilities	566,432	734,365
Equipment note payable	—	1,196,660
Current portion of capital lease obligations	2,675,167	3,290,981

Total current liabilities	34,311,570	32,801,486
Capital lease obligation, less current portion	503,824	1,976,676
Common stock	46,656	45,726
Additional paid in capital	459,826,390	456,216,326
Deferred employee compensation	—	(1,394,722)
Accumulated other comprehensive income	154,871	660,354
Accumulated deficit	(295,957,666)	(274,924,603)

Total stockholders’ equity	164,070,251	180,603,081

Total liabilities and stockholders’ equity	$198,885,645	$215,381,243

See accompanying notes.

ITXC CORP. AND SUBSIDIARIES
 Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months ended September 30,

	2002	2001

Total revenue	$70,137,146	$46,467,479
Costs and expenses:
Data communications and telecommunications (exclusive of depreciation shown separately below)	62,495,183	40,201,299
Network operations (exclusive of depreciation shown separately below and exclusive of $0 and $125,527 of equity related charges included in non-cash employee compensation in 2002 and 2001, respectively)	2,112,529	2,250,700
Selling, general and administrative (exclusive of depreciation shown separately below and exclusive of $0 and $879,681 of equity related charges included in non-cash employee compensation in 2002 and 2001, respectively)	7,965,521	10,516,936
Depreciation	6,551,898	5,149,469
Amortization	128,020	347,823
Impairment of assets	—	5,715,027
Restructuring charges	134,285	3,442,747
Non-cash employee compensation	—	1,005,208

Total costs and expenses	79,387,436	68,629,209

Loss from operations	(9,250,290)	(22,161,730)
Interest income, net	624,061	1,904,276

Loss before income taxes	(8,626,229)	(20,257,454)

Income tax expense	150,500	—

Net loss	$(8,776,729)	$(20,257,454)

Basic and diluted net loss per share	$(0.19)	$(0.45)

Weighted average shares used in computation of basic and diluted net loss per share	46,342,092	45,485,413

See accompanying notes.

ITXC CORP. AND SUBSIDIARIES
 Condensed Consolidated Statements of Operations
(Unaudited)

	Nine Months ended September 30,

	2002	2001

Total revenue	$193,846,103	$121,411,054
Costs and expenses:
Data communications and telecommunications (exclusive of depreciation shown separately below)	167,407,742	106,260,689
Network operations (exclusive of depreciation shown separately below and exclusive of $192,526 and $357,130 of equity related charges included in non-cash employee compensation in 2002 and 2001, respectively)	6,000,722	6,660,826
Selling, general and administrative (exclusive of depreciation shown separately below and exclusive of $1,202,196 and $2,400,710 of equity related charges included in non-cash employee compensation in 2002 and 2001, respectively)	22,047,292	36,734,110
Depreciation	18,471,555	14,645,184
Amortization	230,726	13,727,917
Impairment of assets	—	113,737,278
Loss associated with investments	—	250,000
Restructuring charges	1,364,372	3,442,747
Non-cash employee compensation	1,394,722	2,757,840

Total costs and expenses	216,917,131	298,216,591

Loss from operations	(23,071,028)	(176,805,537)
Interest income, net	2,188,465	7,049,409

Loss before income taxes	(20,882,563)	(169,756,128)

Income tax expense	150,500	—

Net loss	$(21,033,063)	$(169,756,128)

Basic and diluted net loss per share	$(0.46)	$(3.75)

Weighted average shares used in computation of basic and diluted net loss per share	46,132,608	45,298,420

See accompanying notes.

ITXC CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,

	2002	2001

Operating activities
Net loss	$(21,033,063)	$(169,756,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,471,555	14,645,184
Amortization of intangibles	230,726	13,727,917
Impairment of assets	—	113,737,278
Provision for doubtful accounts	920,982	6,752,106
Non-cash restructuring charges	559,912	669,199
Realized gain on sale of investments	(36,939)	(301,716)
Amortization of non-cash deferred employee compensation	1,394,722	2,757,840
Amortization of original issue discounts	(50,457)	(1,162,576)
Changes in operating assets and liabilities:
Increase in accounts receivable	(6,121,894)	(9,372,110)
Increase in prepaid expenses and other assets	(1,763,701)	(1,094,418)
Increase in accounts payable and accrued expenses	3,432,208	5,624,517
Decrease in other liabilities	(167,933)	(273,606)

Net cash used in operating activities	(4,163,882)	(24,046,513)

Investing activities
Purchase of property and equipment	(17,993,245)	(19,230,581)
Restricted cash	(2,208,687)	—
Purchase of Nexcom assets	(9,051,716)	—
Purchase of available for sale securities	(126,815,964)	(89,063,887)
Sale of available for sale securities	42,398,023	31,987,260
Maturities of available for sale securities	88,412,167	92,745,267

Net cash (used in) provided by investing activities	(25,259,422)	16,438,059

Financing activities
Repayment of equipment line of credit	(1,196,660)	(383,076)
Repayment of capital lease obligations	(2,088,666)	(3,168,753)
Proceeds from exercise of stock options	324,235	344,974
Proceeds from issuance of common stock related to employee stock purchase plan	735,668	873,821

Net cash used in financing activities	(2,225,423)	(2,333,034)

Effect of exchange rate fluctuations on cash	(265,268)	31,554

Decrease in cash	(31,913,995)	(9,909,934)
Cash and cash equivalents at beginning of period	53,193,357	36,768,527

Cash and cash equivalents at end of period	$21,279,362	$26,858,593

See accompanying notes.

ITXC CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation

The September 30, 2002 and 2001 financial statements have been prepared by ITXC Corp. (the “Company” or “ITXC”) and are unaudited.  In the opinion of the Company’s management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures required under accounting principles generally accepted in the United States have been condensed or omitted from the consolidated financial statements and notes thereto presented herein pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes thereto presented herein should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2001 and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

The consolidated financial statements include the accounts of ITXC Corp. and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

2.  Comprehensive Income

The components of comprehensive loss for the three and nine month periods ended September 30, 2002 and 2001 were as follows:

	Three Months ended September 30,		Nine Months ended September 30,

	2002	2001	2002	2001

Net loss	$(8,776,729)	$(20,257,454)	$(21,033,063)	$(169,756,128)
Other comprehensive income:
Unrealized holding gains (losses) arising during period (net of tax of $0)	(10,929)	401,269	(240,213)	1,350,858
Foreign currency translation adjustments	38,206	(101,036)	(265,268)	31,554

Comprehensive loss	$(8,749,452)	$(19,957,221)	$(21,538,544)	$(168,373,716)

3.  Acquisition

On May 2, 2002 the Company purchased assets which comprised the wholesale call completion business operated by privately-held Nexcom Telecommunications LLC (“Nexcom”) in 11 countries in Eastern Europe, for total consideration of $11.7 million which consisted of $9.0 million in cash and 533,701 shares of the Company’s common stock. 275,459 of those shares and $1.5 million in cash are subject to an escrow agreement supporting Nexcom’s indemnification obligations to the Company.  Nexcom had previously provided termination services to the Company in most of the countries in which the assets are located.  In connection with the transaction, the Company recorded goodwill of $7.9 million; and other intangibles of $2.9 million related to vendor agreements, customer lists and licenses, which will be amortized over periods ranging from three to 80 months.  These values were determined using an independent third party valuation.  Also included in the purchase were $0.8 million of property, plant and equipment.  The acquisition was accounted for as a purchase in accordance with FASB Statement No. 141, Business Combinations, and accordingly, the net assets and results of operations have been included in the Consolidated Financial Statements from the date of acquisition. The acquisition would not have had a material impact on the Company’s results of operations, had the acquisition been completed at the beginning of the years presented.

4.  Impairment of Long-Lived Assets and Business Reorganization Charges

In response to then-current market conditions and the consequent slower-than-anticipated growth of the Company’s enhanced services, in July 2001 the Company determined that certain long-lived assets related to the acquisition of eFusion, Inc. (“eFusion”) on October 12, 2000 had become impaired. During the second quarter of 2001, the Company recognized a $108.0 million impairment charge, which represented an $86.7 million write-down of goodwill and a $21.3 million write-down of other intangible assets to their fair values.

On October 11, 2001, the Company sold most of the tangible and intangible assets of its e-commerce business (other than patents) to eStara, Inc., a privately held provider of web-voiced services, in exchange for a 19.9% equity position in eStara. This transaction resulted in a $0.3 million loss which was included in the third quarter 2001 impairment charge. The Company determined that there was a further impairment of long-lived assets and recorded a $5.7 million impairment charge during the third quarter of 2001 to write-down such assets to their fair value.

As part of the July and September 2001 business-reorganization plans, the Company recorded an additional charge to earnings in 2001 of approximately $3.7 million of which $2.2 million had been paid through September 30, 2002. The charge relates to headcount reductions of 70 employees world-wide, which approximates $1.5 million, and facility consolidations of approximately $1.5 million as the Company has closed its Beaverton, Oregon facility. The remaining $0.7 million relates to a write-down of the remaining assets at the Beaverton location.

In January of 2002, the Company entered into an agreement to sublease approximately 20,000 square feet of its headquarters space. Approximately $1.0 million of restructuring charges was recorded in the first quarter in connection with the sublease. During the third quarter of 2002, the Company also recorded an additional $0.1 million in restructuring charges associated with the lease for the closed office in Beaverton, Oregon.

5.  Goodwill and Other Intangible Assets

Effective July 1, 2001, the Company adopted SFAS No. 141 “Business Combinations” and effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No.141 requires business combinations initiated after July 1, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of intangible assets that are required to be recognized and reported separate from goodwill. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise.  The Company conducted such review during the third quarter 2002 and concluded that no impairment existed at that time.  The Company did not have any goodwill or indefinite life intangible assets at January 1, 2002; accordingly, adoption of SFAS No. 142 did not have an impact on the Company.

The following table reflects unaudited pro forma results of operations of the Company, giving effect to SFAS No. 142 as if it were adopted on January 1, 2001:

	Three Months ended September 30,		Nine Months ended September 30,

	2002	2001	2002	2001

Net loss, as reported	$(8,776,729)	$(20,257,454)	$(21,033,063)	$(169,756,128)
Add back: amortization expense, net of tax	—	—	—	10,184,795

Pro forma net loss	$(8,776,729)	$(20,257,454)	$(21,033,063)	$(159,571,333)

Basic and diluted loss per common shareholders:
As reported	$(0.19)	$(0.45)	$(0.46)	$(3.75)

Pro forma	$(0.19)	$(0.45)	$(0.46)	$(3.52)

The following table summarizes the activity in Goodwill for the periods indicated:

	Three Months ended September 30,		Nine Months ended September 30,

	2002	2001	2002	2001

Beginning balance, net	$7,913,319	$80,000	$—	$96,437,789
Additions	—	—	7,913,319	522,206
Amortization	—	—	—	(10,184,795)
Write-offs	—	(80,000)	—	(86,775,200)

Ending balance, net	$7,913,319	$—	$7,913,319	$—

The following table summarizes the Other Intangibles subject to amortization at the dates indicated:

	September 30, 2002			December 31, 2001

	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Patents	$108,000	$25,411	$82,589	$108,000	$6,352	$101,648
Customer lists and licenses	240,000	42,917	197,083	—	—	—
Vendor agreements	2,700,000	168,750	2,531,250	—	—	—

Total other intangibles	$3,048,000	$237,078	$2,810,922	$108,000	$6,352	$101,648

Amortization expense for Other Intangibles totaled approximately $0.1 million and $0.3 million for the three months ended September 30, 2002 and 2001, respectively, and $0.2 million and $3.5 million for the nine months ended September 30, 2002 and 2001, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Three Months Ending December 31, 2002	$125,000
Twelve Months Ending December 31, 2003	500,000
Twelve Months Ending December 31, 2004	500,000
Twelve Months Ending December 31, 2005	500,000

6.  Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This Statement is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. SFAS No. 143 addresses the recognition and measurement of obligations associated with the retirement of tangible long-lived assets resulting from acquisition, construction, development, or the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of an asset retirement obligation be recognized as a liability in the period in which it is incurred. The asset retirement obligation is to be capitalized as part of the carrying amount of the long-lived asset and the expense is to be recognized over the useful life of the long-lived asset. The Company believes that the adoption of this standard will not have a material impact on its consolidated results of operations and financial position.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The effective date for this statement is January 1, 2002 and supersedes SFAS No. 121. SFAS No. 144 carries forward from SFAS No. 121 the fundamental guidance related to the recognition and measurement of an impairment loss related to assets to be held and used and provides guidance related to the disposal of long-lived assets to be abandoned or disposal by sale. The adoption of SFAS No. 144 had no material impact on the Company’s consolidated results of operations and financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred.  Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of SFAS No. 146 is required beginning January 1, 2003.  The Company believes that the adoption of this standard will not have a material impact on its consolidated results of operations and financial position.

7.   Debt

During the quarter ended June 30, 2002, the Company terminated a credit facility with a bank and paid the remaining $1.1 million of the equipment note payable.

8.  Restricted Cash

In conjunction with its letter of credit facility for its Princeton, New Jersey lease, the Company has $2.2 million in restricted cash.  The Company is obligated to maintain the restricted cash until the letter of credit is modified or has expired.

9.  Legal Proceedings

From time to time, the Company is involved in various legal proceedings relating to claims arising in the ordinary course of business.

On May 23, 2000, Connectel, LLC, filed suit against the Company in the United States District Court for the Eastern District of Pennsylvania. Connectel alleges in its complaint that the Company is infringing on the claims of a patent owned by Connectel by, acting alone or with others, assembling, offering to sell, selling or using communications networks or switching systems within the United States and for export worldwide without license from Connectel. The Company believes that the Connectel claims are without merit and intends to defend the lawsuit vigorously. However, should a judge issue an injunction against the Company, such action could have a material adverse effect on the Company’s operations.

The Company and certain of its officers/directors were named as defendants in several purported shareholder class action lawsuits. The lawsuits allege, among other things, that, in connection with the Company’s public offerings of securities, its Prospectus did not disclose certain alleged practices involving its underwriters and their customers. These actions seek compensatory and other damages, and costs and expenses associated with the litigation. These actions are in the early stages and the Company has not yet determined if there is any potential material impact on its Consolidated Financial Statements.  ITXC is one of hundreds of companies named in substantially identical lawsuits.  Management believes that ITXC and its officers/directors did not engage in any improper or illegal conduct and intends to defend these actions vigorously. All of these cases have been consolidated for pretrial purposes before Judge Scheindlin in the Southern District of New York.  Motions to dismiss the cases are now pending.  All of the individual defendants who had been named as defendants in the Company’s case have now been dismissed from the proceeding without prejudice, pursuant to a stipulation with the plaintiffs.  Neither the individual defendants nor the Company nor its insurers paid any consideration for these dismissals.

In September, 2001, the Company had been served with a complaint filed in Virginia state court on behalf of Hercules Communications Company, LLC in which the plaintiff demanded damages, including punitive damages, based on the Company’s alleged refusal to carry out a purported agreement to purchase certain assets from Hercules. The claims were primarily based on alleged breach of contract, breach of implied contract, breach of an oral contract, promissory estoppel and fraud. The Court dismissed plaintiff’s claim for promissory estoppel and fraud, but did allow the plaintiff to refile its fraud complaint.  Discovery is now underway.  In June 2002, plaintiff moved to substitute Hercules Satellite Communications, L.L.C. for Hercules Communications, LLC, over the Company’s objection.  The Court rejected plaintiff’s motion, and thereafter the plaintiff voluntarily dismissed the case.  A new case was then brought in the name of Hercules  Satellite Communications, L.L.C.  The allegations in the new case are substantially similar to those which had survived in the prior case.   A trial date is now expected in May 2003, and discovery is underway.  The Company continues to believe the case is not meritorious and intends to vigorously defend its conduct.

10.  Income Taxes

On July 2, 2002, the State of New Jersey signed into law new corporate business tax legislation, which was retroactive to January 1, 2002.  Corporations are now subject to a gross receipts and gross profits tax.  The Company has included a provision for income tax expense of $150,500 in its condensed consolidated statement of operations for the cumulative estimated liability for the period January through September 2002.

11.  Subsequent Events

In an unprecedented action, effective November 1, 2002 all official rates to China were increased to 17 cents per minute.  For some rates this increase was up to 700% by China Telecom and other terminating carriers as a result of a governmental decree issued on very short notice.  China represented almost 10% of minutes terminated by the Company prior to this action.  It is not yet clear how long the price increase will last or what the full impact will be on ITXC’s business.  In the first days after the increase took effect, traffic volume to China dropped dramatically.  This initial effect meant a significant decline in minutes of use, but traffic which was handled was largely handled at the higher price levels.  At this stage it is too early to determine where and when price levels will stabilize.  The Company therefore is not able to determine the effect of these changes on the Company’s revenues and margins for the fourth quarter of 2002 or beyond.

On October 23, 2002 the Company announced that its Board of Directors had authorized a stock repurchase program for up to $10 million.  Any purchases under this repurchase program may be made from time-to-time either in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice.  As of November 14, 2002, the Company had used $9,775,396 of this authorization to repurchase a total of 3,866,200 shares.  Included in this total was the negotiated direct purchase of 3,783,000 shares from VocalTec Communications Inc. at $2.53 per share, pursuant to a purchase agreement.

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

ITXC has included in this Quarterly Report certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning ITXC’s business, operations and financial condition. “Forward-looking statements” consist of all non-historical information, and the analysis of historical information, including any references in this Quarterly Report to future revenue growth, future expense growth, future credit exposure, EBITDA, future profitability, anticipated cash resources, anticipated capital expenditures, capital requirements, and the Company’s plans for future periods. In addition, the words “could”, “expects”, “anticipates”, “objective”, “plan”, “may affect”, “may depend”, “believes”, “estimates”, “projects” and similar words and phrases are also intended to identify such forward-looking statements.

Actual results could differ materially from those projected in the Company’s forward-looking statements due to numerous known and unknown risks and uncertainties, including, among other things, unanticipated technological difficulties, the volatile and competitive environment for Internet telephony and telecommunications, changes in domestic and foreign economic, market and regulatory conditions, the inherent uncertainty of financial estimates and projections, the difficulties of integrating businesses which were previously operated as stand-alone units, the creditworthiness of the Company’s customers, the uncertainties involved in certain legal proceedings, instabilities arising from terrorist actions and responses thereto, and other considerations described as “Risk Factors” in Exhibit 99.1 to the 10-K (“Exhibit 99.1”) and in other filings by the Company with the SEC. Such factors may also cause substantial volatility in the market price of the Company’s common stock. All such forward-looking statements are current only as of the date on which such statements were made. ITXC does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

The Company believes the following critical accounting policies apply to and affect significant judgments and estimates used in the preparation of its Condensed Consolidated Financial Statements:

Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company estimates the amount of the allowance for doubtful accounts required to reduce accounts receivable to expected net realized value by reviewing the status of significant past-due receivables and analyzing historical bad debt trends and industry and customer specific conditions.

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

Goodwill and Other Intangible Assets.  On January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”.  In assessing the recoverability of its goodwill and other intangibles, the Company must make assumptions regarding estimated future cash flows.  If such assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.

Property and Equipment.   On January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  If indicators of impairment are present, the Company must determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than its carrying amount. If less, the Company will be required to recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values.  As discussed in the Results of Operations-Amortization and Write-Off of Intangibles; Impairment Charges, the Company is planning to evaluate existing circuit switch installations to see if these installations can be simplified to benefit customers.  The results of the evaluation may require the Company to write off up to $3 million of existing capital equipment in future quarters. If switches are removed from existing installations, they will not require replacement.

Overview

We are a leading global provider of voice and fax services established in July 1997. We primarily use the Internet for transport of these calls.

In April 1998, we launched our first service delivered over ITXC.net®-our WWeXchange® service. Our operations since that time have included:

•	increasing our voice traffic, from 2,746 minutes during April 1998 to approximately 838 million minutes carried through our WWeXchange service during the quarter ended September 30, 2002;

•	refining our monitoring and analysis software in order to achieve BestValue Routing;

•	expanding our affiliate network to 206 affiliates at October 31, 2002;

•	increasing the global reach of ITXC.net to 175 countries at October 31, 2002;

•	applying for and securing patents on key technology;

•	increasing our direct connection to customers using ITXC-owned SNARCs® located at the customers’ premises; and

•	increasing our employee headcount, from 29 employees on April 1, 1998 to 255 employees on September 30, 2002.

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

•

our ability to maximize our “buy-sell” margin, i.e. the difference between what we pay to receive termination service and what we are able to charge our customers. We generally seek to maximize buy-sell margin rather than revenue.

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

•

Sales and Marketing Expenses. Salaries, payroll taxes, benefits and commissions that we pay for sales personnel and expenses associated with the development and implementation of our promotion and marketing campaigns that are deployed both domestically and internationally. We anticipate that sales and marketing expenses will increase in the future as we expand our internal sales force, hire additional marketing personnel and increase expenditures for sales, promotion and marketing on a global level. We expect that such expenses will also increase as telecommunications revenue increases.

•

Development Expenses. Salary, payroll tax and benefit expenses that we pay for employees and consultants who work on the development of our network management approaches and future applications of our technology. We believe that investing in the enhancement of our technology is critical to our future success. Development expenses may increase or decrease in future periods, based upon various factors, including:

		•	the importance to us of improving network operations, reliability and efficiency, including BestValue Routing;

		•	the pace of technological change in our industry; and

		•	our goal of expanding the applications of our technology.

•

General and Administrative Expenses. Salary, payroll tax and benefit expenses and related costs for general corporate functions, including executive management, finance, administration, facilities, information technology and human resources, together with accounts receivable reserves. We expect that general and administrative expenses may increase in the future as we hire additional personnel and incur additional costs related to the growth of our business and operations. In addition, we may expand our facilities and incur associated expenses to support our anticipated growth.

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

We anticipate that from time to time our operating expenses may increase on a per minute basis as a result of our decisions to route additional traffic over the traditional telephone network or private data networks in order to maintain quality transmissions as needed.  Higher costs typically affect prices and consequently volumes, margins or both.  In the future other anticipated or unanticipated operating problems associated with the growth of ITXC.net may develop.

In response to then-current market conditions and the consequent slower-than-anticipated growth of the Company’s enhanced services, during the second quarter of 2001, we recognized a $108.0 million impairment charge, which represented an $86.7 million write-down of goodwill and a $21.3 million write-down of other intangible assets to their fair values.

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

Since our inception in July 1997, we have experienced operating losses in each quarterly and annual period and negative cash flows from operations in each quarter since we commenced offering services over ITXC.net in April 1998. As of September 30, 2002, we had an accumulated deficit of $296.0 million. The profit potential of our business is unproven, and our limited operating history makes an evaluation of us and our prospects difficult. We may not achieve profitability or, if we achieve profitability, we might not sustain profitability.

Results of Operations - Comparison of the Three and Nine Months Ended September 30, 2002 and 2001

Revenues

Telecommunications revenues amounted to $70.1 million during the quarter ended September 30, 2002 and $193.8 million during the nine months ended September 30, 2002.  Approximately 98.5% of total revenue during the three months and 98.7% of total revenue during the nine months ended September 30, 2002 was derived from our WWeXchange service, which provides international call completion to our customers and enables them to offer their own customers phone-to-phone global voice service. The remaining revenue was derived principally from our webtalkNOW!SM service, a PC-to-telephone service which allows Internet portals, Internet service providers and web sites to offer web-to-phone calling to their customers under their own brands. Revenues during the quarter and nine months ended September 30, 2002 increased 50.9% and 59.7%, respectively from the comparable periods in 2001. These increases were a result of more calls being carried on our network, ITXC.net.

We carried approximately 825 million minutes of WWeXchange service traffic in the third quarter of 2002 and 2.2 billion minutes of traffic in the first nine months as compared with 560 million minutes and 1.3 billion minutes, respectively, during the comparable periods of 2001. During the quarter ended September 30, 2002, our average revenues per minute for WWeXchange service were 8.4 cents per minute, as compared with 8.2 cents per minute during the quarter ended September 30, 2001. The increase in average revenues per minute is primarily attributable to a change in route mix during the third quarter of 2002.

We reduced and/or eliminated WWeXchange service to some customers at the end of the first quarter and during the second quarter of 2001 because their credit situations deteriorated or they could not, or would not, meet our more stringent credit terms.  A number of customers have also experienced severe financial distress, bankruptcy or ceased operations, and this has also affected revenue.

In an unprecedented action, effective November 1, 2002 all official rates to China were increased to 17 cents per minute.  For some rates this increase was up to 700% by China Telecom and other terminating carriers as a result of a governmental decree issued on very short notice.  China represented almost 10% of minutes terminated by the Company prior to this action.  It is not yet clear how long the price increase will last or what the full impact will be on ITXC’s business.  In the first days after the increase took effect, traffic volume to China dropped dramatically.  This initial effect meant a significant decline in minutes of use, but traffic which was handled was largely handled at the higher price levels.  At this stage it is too early to determine where and when price levels will stabilize.  The Company therefore is not able to determine the effect of these changes on the Company’s revenues and margins for the fourth quarter of 2002 or beyond.

Operating Expenses

Data Communications and Telecommunications Expenses. During the three months ended September 30, 2002 and 2001, data communication and telecommunications expenses amounted to $62.5 million and $40.2 million, respectively, or 89.1% and 86.5% of revenues, respectively.  During the nine months ended September 30, 2002 and 2001, data communication expenses amounted to $167.4 million and $106.3 million, respectively, or 86.4% and 87.5% of revenue, respectively.  The increase in the dollar amount of such costs primarily reflected the increased traffic during 2002, as well as costs associated with establishing and increasing capacity at our hubs in anticipation of future growth in traffic.  While ARPM’s (average rate per minute) stayed basically flat, the Company’s buy-sell margin percentage fell.  This was primarily caused by a decrease in the mix of High ARPM/High margin minutes, that were replaced with High ARPM/Low margin minutes. The majority of the High ARPM/High margin minutes the Company lost were in parts of Central and South America; the lower margin replacement minutes came from Mexico and parts of Asia.

Network Operations Expenses.  Network operations expenses decreased to $2.1 million during the three months ended September 30, 2002 from $2.3 million during the three months ended September 30, 2001 and to $6.0 million during the nine months ended September 30, 2002 from $6.7 million during the nine months ended September 30, 2001. Such expenses primarily reflected the cost of operating our 24-hours-a-day, 7 days-a-week network operations center, as well as costs associated with the Jersey City, New Jersey, Los Angeles, California and London hubs. Such costs represented 3.0% and 4.8% of revenues during the three months ended September 30, 2002 and 2001, respectively, and 3.1% and 5.5% of revenue during the nine months ended September 30, 2002 and 2001, respectively. This improvement in 2002 resulted from a number of factors, including the elimination of a duplicative network operation center in Beaverton, absence of certain start up expenses associated with hubs brought online or improved in 2001 and an increased revenue base in 2002. We anticipate that we will be able to continue to leverage these costs over a larger revenue base in future quarters, and that they will therefore decrease as a percentage of revenues.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses decreased to $8.0 million during the three months ended September 30, 2002 from $10.5 million during the three months ended September 30, 2001 and to $22.0 million during the nine months ended September 30, 2002 from $36.7 during the same period in 2001. As a percentage of revenues, SG&A expenses decreased to 11.4% from 22.6% over the comparable three-month period and to 11.4% from 30.3% over the comparable nine-month period.  This improvement in 2002 was mainly due to favorable experience in bad debt expense and to savings associated with the closing of the Beaverton, Oregon facility during 2001 and elimination of associated headcount.  During the first nine months of 2001, a reserve of $3.2 million over and above our normal reserves for receivables was taken because of the bankruptcy filing of a major customer, certain other bankruptcies and the poor financial condition of some of the Tier 2 carriers who are or who had been our customers. Accounts receivable reserves and bad debt experience have been in large part a function of the financial state of the telecommunications companies who are the Company’s customers.  The industry continues to experience bankruptcies of carriers, including large carriers such as WorldCom and Global Crossing.  In order to minimize accounts receivable reserves and writeoffs, the Company has closely monitored credit exposure to customers, has rejected customers that represented unacceptable credit risks, has limited the business the Company would accept from customers whom the Company judges to bear credit risk and has made significant efforts to assure that bilateral arrangements permit the offset of accounts receivable against accounts payable.

We had 255 employees at September 30, 2002, as compared with 261 employees at the end of the third quarter of 2001.

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

Depreciation

Depreciation expense increased to $6.6 million during the three months ended September 30, 2002 from $5.1 million during the three months ended September 30, 2001, and to $18.5 million during the nine months ended September 30, 2002 from $14.6 million during the nine months ended September 30, 2001. These increases reflect the expansion of our network and hubs and the addition of new technologies deployed throughout our network. We added $9.2 million of capital expenditures during the third quarter of 2002 and $18.0 million of capital expenditures during the nine months ended September 30, 2002.  As a percentage of revenue, depreciation expense for the three-month periods was 9.3% in 2002 and 11.1% in 2001, and for the nine-month periods was 9.5% in 2002 and 12.1% in 2001.

Amortization and Write-Off of Intangibles; Impairment Charges

We recorded $101.5 million of goodwill and $32.0 million of other intangibles in October 2000 in connection with the Company’s acquisition of eFusion that month, which was accounted for as a purchase transaction.  Both goodwill and intangibles were, prior to the impairment charge described below, being amortized over five years.

Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of  (“SFAS No. 121”) requires recognition of impairment losses for long-lived assets whenever events or changes in circumstances result in impairment indicators being present and the carrying amount of an asset exceeds the sum of the expected future cash flows associated with the asset. In response to then-current market conditions and the consequent slower-than-anticipated growth of the Company’s enhanced services, at the Company’s July 2001 board meeting the Company made a strategic decision to reduce expenditures for the development and marketing of enhanced services and reduced headcount in these areas by about 40 people. As a result, we determined that certain long-lived assets related to our October 2000 eFusion acquisition had become impaired. During the second quarter of 2001, we recognized a $108.0 million impairment charge which represented a write-down of goodwill and intangible assets to their fair value. During the third quarter of 2001, we recognized an additional $5.7 million impairment charge which represented an additional write-down of intangible assets to their fair value.

In connection with our May 2, 2002 acquisition of the assets of Nexcom, we recorded $7.9 million of goodwill and $2.9 million of other intangibles.  Accordingly, independent of the impairment charge described above, we amortized $0.1 million and $0.3 million of intangibles during the three months ended September 30, 2002 and September 30, 2001, respectively, and $0.2 million and $13.7 million of intangibles during the nine months ended September 30, 2002 and September 30, 2001, respectively.

The Company has simplified its network to eliminate the need for circuit-switches in new installations.   The Company is planning to evaluate existing installations to see if these installations can be similarly simplified to benefit customers.  The results of the evaluation may require the Company to write off up to $3 million of existing capital equipment in future quarters. If switches are removed from existing installations, they will not require replacement.

Non-Cash Employee Compensation Expenses

We had no non-cash employee compensation expense during the quarter ended September 30, 2002 as compared with  $1.0 million during the quarter ended September 30, 2001.  Non-cash employee compensation was $1.4 million for the nine months ended September 30, 2002 as compared with $2.8 million for the nine months period ended September 30, 2001, representing amortization of deferred compensation incurred in connection with the grant of options at exercise prices less than fair value. These costs were fully amortized at the end of the second quarter of 2002.

Interest Income, Net

Our interest income, net principally represents income from cash and investments which, in turn, were derived from capital contributions made by our investors.

During the quarters ended September 30, 2002 and 2001, the interest on our marketable securities, including the interest earned on the proceeds from our initial and follow-on public offerings, exceeded the interest that we paid on our line of credit and capital leases by $0.6 million and $1.9 million, respectively, and during the nine months ended September 30, 2002 and 2001 by $2.2 million and $7.0 million, respectively. The reduction reflects our usage of cash and yield reductions resulting from a decline in short-term interest rates.

Restructuring Charges

During the third quarter of 2002, we recorded a $0.1 million restructuring charge. For the nine-month period ended September 30, 2002, our restructuring charges totaled $1.4 million.  Approximately $1.0 million relates to the sub-lease on our headquarters space effective January 2002 and the balance relates to charges associated with real estate leases for our closed office in Beaverton, Oregon. We expect to continue to incur approximately $0.2 million of quarterly restructuring charges in connection with the Beaverton lease through the 4th quarter of 2005 or until we are able to sublease that facility and offset a portion or all of those quarterly charges.

Losses

We have reported net operating losses and net losses since our inception. We believe that we will first report positive net income and cash flow by the first half of 2004. This estimate represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995.   Due to the risk factors described in the first paragraph of this “Management’s Discussion and Analysis”, the Company’s actual results could vary materially from this estimate.

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

Net cash used in financing activities was $2.2 million for the nine months ended September 30, 2002, principally reflecting the repayment of certain capital lease obligations and the repayment of our equipment line of credit.

Net cash used in operating activities amounted to $4.2 million for the nine months ended September 30, 2002, primarily reflecting increased accounts receivable.

Net cash used in investing activities was $25.3 million for the nine months ended September 30, 2002 and was primarily related to the purchases of property and equipment and the purchase of the Nexcom assets. During the first nine months of 2002 the Company incurred $18.0 million in capital expenditures.

As of September 30, 2002, our principal commitments consisted of obligations outstanding under operating and capital leases. At that date, future minimum payments for all non-cancelable leases includes required payments of $5.7 million during 2003 and $18.5 million for years 2004-2007 and thereafter under all leases.   The remaining future minimum payments for 2002 are estimated to be $2.5 million.  The minimum lease payments have not been reduced by minimum operating sublease rentals of $1.9 million due in the future under noncancelable subleases. We anticipate a substantial increase in capital expenditures and lease commitments consistent with the anticipated growth in operations, infrastructure and personnel.

On October 23, 2002 the Company announced that its Board of Directors had authorized a stock repurchase program for up to $10 million.  Any purchases under this repurchase program may be made from time-to-time either in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice.  As of November 14, 2002, the Company had used $9,775,396 of this authorization to repurchase a total of 3,866,200 shares.  Included in this total was the negotiated direct purchase of 3,783,000 shares from VocalTec Communications Inc. at $2.53 per share, pursuant to a purchase agreement.

During the quarter ended June 30, 2002, the Company terminated a credit facility with a bank and paid the remaining $1.1 million of the equipment note payable.  In conjunction with the Company’s letter of credit facility for its Princeton, New Jersey lease, the Company has $2.2 million of restricted cash.

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

The following summarizes ITXC’s contractual obligations at September 30, 2002, and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods.

	Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	1 – 3 years	4 – 5 years	After 5 years

Capital lease obligations	$3,635,543	$1,115,867	$2,519,676	$—	$—
Operating leases	$23,112,788	$1,411,188	$9,147,106	$4,428,009	$8,126,485

Total contractual cash obligations	$26,748,331	$2,527,055	$11,666,782	$4,428,009	$8,126,485

	Total Amounts Committed	Less than 1 Year	1 – 3 years	4 – 5 years	Over 5 years

Other Commercial Commitments
Lines of credit	$—	$—	$—	$—	$—
Standby letters of credit	$2,133,923	$50,000	$—	$—	$2,083,923

Total commercial commitments	$2,133,923	$50,000	$—	$—	$2,083,923

Income Taxes

On July 2, 2002, the State of New Jersey signed into law new corporate business tax legislation.  Corporations will now be subject to a gross receipts and gross profits tax.  The Company has included a provision for tax expense in its condensed consolidated statement of operations for the cumulative estimate for the period January through September 2002. This may not necessarily be indicative of the quarterly obligation going forward.

Recent Accounting Pronouncements

Effective July 1, 2001, the Company adopted SFAS No. 141 “Business Combinations” and effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after July 1, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of intangible assets that are required to be recognized and reported separate from goodwill. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. The Company conducted such a review during the third quarter of 2002 and concluded that no impairment existed at that time.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This Statement is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. SFAS No. 143 addresses the recognition and measurement of obligations associated with the retirement of tangible long-lived assets resulting from acquisition, construction, development, or the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of an asset retirement obligation be recognized as a liability in the period in which it is incurred. The asset retirement obligation is to be capitalized as part of the carrying amount of the long-lived asset and the expense is to be recognized over the useful life of the long-lived asset. The Company believes that the adoption of this standard will not have a material impact on its consolidated results of operations and financial position.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The effective date for this statement is January 1, 2002 and supersedes SFAS No. 121. SFAS No. 144 carries forward from SFAS No. 121 the fundamental guidance related to the recognition and measurement of an impairment loss related to assets to be held and used and provides guidance related to the disposal of long-lived assets to be abandoned or disposal by sale. The adoption of SFAS No. 144 had no impact on its consolidated results of operations and financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred.  Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of SFAS No. 146 is required with the beginning of fiscal year 2003.  The Company believes that the adoption of this standard will not have a material impact on its consolidated results of operations and financial position.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We had investments of $106.0 million as of September 30, 2002 in certain marketable securities, which primarily consist of short-term fixed income investments. Due to the short-term nature of our investments, we believe that the effects of changes in interest rates are limited and would not have a material impact on our financial condition or operating results.

Item 4.  Controls and Procedures

The Company has established and maintains disclosure controls and procedures which are designed to provide reasonable assurance that material information relating to us, including our consolidated subsidiaries, is made known to senior managers responsible for disclosure by others within those entities, particularly during the period in which this quarterly report is being prepared. We have established a Disclosure Committee which is made up of several key management employees and reports directly to the Chief Financial Officer and Chief Executive Officer, to monitor and evaluate these disclosure controls and procedures. The Audit Committee of the Board also has reviewed the report of the Disclosure Committee.  The Chief Financial Officer and Chief Executive Officer have evaluated the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14 as of a date within 90 days prior to the filing date of this quarterly report. Based on this evaluation, we have concluded that our disclosure controls and procedures were effective in providing reasonable assurance that our senior officers are alerted in a timely fashion of material information relating to the Company during the period covered in this quarterly report. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - Other Information

Item 1. Legal Proceedings

From time to time, the Company is involved in various legal proceedings relating to claims arising in the ordinary course of business.

On May 23, 2000, Connectel, LLC, filed suit against the Company in the United States District Court for the Eastern District of Pennsylvania. Connectel alleges in its complaint that the Company is infringing on the claims of a patent owned by Connectel by, acting alone or with others, assembling, offering to sell, selling or using communications networks or switching systems within the United States and for export worldwide without license from Connectel. The Company believes that the Connectel claims are without merit and the Company intends to defend the lawsuit vigorously. However, should a judge issue an injunction against the Company, such action could have a material adverse effect on its operations.

The Company and certain of its officers/directors were named as defendants in several purported shareholder class action lawsuits. The lawsuits allege, among other things, that, in connection with the Company’s public offerings of securities, its Prospectus did not disclose certain alleged practices involving its underwriters and their customers. These actions seek compensatory and other damages, and costs and expenses associated with the litigation. These actions are in the early stages and the Company has not yet determined if there is any potential material impact on its Consolidated Financial Statements.  ITXC is one of hundreds of companies named in substantially identical lawsuits.  Management believes that ITXC and its officers/directors did not engage in any improper or illegal conduct and intends to defend these actions vigorously. All of these cases have been consolidated for pretrial purposes before Judge Scheindlin in the Southern District of New York.  Motions to dismiss the cases are now pending.  All of the individual defendants who had been named as defendants in the Company’s case have now been dismissed from the proceeding without prejudice, pursuant to a stipulation with the plaintiffs.  Neither the individual defendants nor the Company nor its insurers paid any consideration for these dismissals.

In September, 2001, the Company had been served with a complaint filed in Virginia state court on behalf of Hercules Communications Company, LLC in which the plaintiff demanded damages, including punitive damages, based on the Company’s alleged refusal to carry out a purported agreement to purchase certain assets from Hercules. The claims were primarily based on alleged breach of contract, breach of implied contract, breach of an oral contract, promissory estoppel and fraud. The Court dismissed plaintiff’s claim for promissory estoppel and fraud, but did allow the plaintiff to refile its fraud complaint.  Discovery is now underway.  In June 2002, plaintiff moved to substitute Hercules Satellite Communications, L.L.C. for Hercules Communications, LLC, over the Company’s objection.  The Court rejected plaintiff’s motion, and thereafter the plaintiff voluntarily dismissed the case.  A new case was then brought in the name of Hercules Satellite Communications, L.L.C.  The allegations in the new case are substantially similar to those which had survived in the prior case.   A trial date is now expected in May 2003, and discovery is underway.  The Company continues to believe the case is not meritorious and intends to vigorously defend its conduct.

Item 2.  Changes in Securities and Use of Proceeds

On May 2, 2002 the Company purchased assets which comprised the wholesale call completion business operated by privately-held Nexcom Telecommunications LLC (“Nexcom”) in 11 countries in Eastern Europe, for total consideration of $11.7 million, which consisted of $9.0 million in cash and 533,701 shares of the Company’s common stock.  The 533,701 shares of common stock were not registered under the Securities Act of 1933 (the “Act”) for purposes of the initial issuance of the shares to Nexcom, but were registered by the Company for purposes of resale by Nexcom.  For purposes of the initial issuance, the Company relied upon the exemption from registration afforded by Section 4(2) of the Act.  To support such exemption, Nexcom made various investment representations to the Company and the certificates representing the shares of common stock bore a restrictive legend.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

99.1 Risk Factors (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)
99.2  Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.3  Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b) The registrant filed two Current Reports on Form 8-K during the quarter ended September 30, 2002. Information regarding the items reported on is as follows:

Date	Matter Reported On (all disclosures under Item 5)

August 20, 2002	Earnings and Revenue Guidance.

September 19, 2002	Third Quarter margins and earnings per share press release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITXC CORP.

By:	/s/ EDWARD B. JORDAN

Edward B. Jordan Executive Vice President, Chief Financial Officer and Chief Accounting Officer

Dated: November 14, 2002

CERTIFICATION

I, Tom Evslin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ITXC Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ TOM EVSLIN

Name:	Tom Evslin
Title:	Chief Executive Officer of ITXC Corp.

CERTIFICATION

I, Edward B. Jordan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ITXC Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ EDWARD B. JORDAN

Name:	Edward B. Jordan
Title:	Chief Financial Officer of ITXC Corp.

EXHIBIT INDEX

99.1  Risk Factors (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)
99.1  Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.2  Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.