Form 10-K
period 2002-12-31
ITXC CORP
filed 2003-03-31
CIK 1061895

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 0-26739

ITXC CORP.

(Exact name of registrant as specified in its charter)

Delaware	22-3531960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

750 College Road East, Princeton, New Jersey 08540

(609) 750-3333

(Address and telephone number, including area code, of

registrant’s principal executive office)

Securities registered pursuant to Section 12(b) of the Act: none.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Common Stock, par value $.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)    Yes  ☒        No  ☐

The aggregate market value of the voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers, directors, and 5% or more shareholders) of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2002), was $164 million.

Number of shares of Common Stock outstanding as of January 31, 2003:  42,822,447

Documents incorporated by reference: Definitive proxy statement for the registrant’s 2003 annual meeting of shareholders (Part III).

ITXC CORP.

i

PART I

Item 1.    Business of the Company

Introduction

ITXC Corp. was incorporated in Delaware in 1997. On October 1, 1999, we made our initial public offering, on March 15, 2000 we completed a follow-on offering of shares by ourselves and certain of our shareholders; and on October 12, 2000 we consummated the acquisition of eFusion, Inc. (“eFusion”). On October 11, 2001, we sold most of the tangible and intangible assets of our e-commerce business (other than patents) to eStara, Inc. (“eStara”), a privately held provider of web-voiced services, in exchange for an equity position in eStara. In May 2002, ITXC purchased the wholesale telephony assets of privately-held Nexcom Telecommunications, LLC. The assets include telephony equipment and operating facilities in 11 countries including Lithuania, Croatia, Bulgaria, and Slovakia. The purchase price paid was $9 million in cash and 533,701 shares of ITXC Common Stock. Our principal executive offices are located at 750 College Road East, Princeton, New Jersey 08540, and our telephone number is (609) 750-3333. As used in this Annual Report, the terms we, ITXC and the Company refer to ITXC Corp. and its subsidiaries.

ITXC, WWeXchange, BestValue Routing and webtalkNOW!, and many of our product/service names referred to herein, are trademarks, service marks or trade names of the Company or its subsidiaries. This Annual Report also includes references to trademarks and trade names of other companies.

Certain statements under the captions “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Business of the Company” and elsewhere in this Annual Report are forward-looking statements. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Annual Report that are not historical facts. When used in this Annual Report, the words “could”, “expects”, “anticipates”, “objective”, “plans”, “may affect”, “may depend”, “believes”, “estimates”, “projects” and similar expressions are generally intended to identify forward-looking statements under the Private Securities Litigation Reform Act of 1995. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. These factors consist primarily of the risks identified in Exhibit 99.1 to this Annual Report. We assume no responsibility to update these forward-looking statements after the filing of this Annual Report.

Our web site address is www.itxc.com. We make available, free of charge, on our web site, our annual report on From 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Overview

We are a leading global provider of high quality wholesale voice and fax telecommunications services. We primarily use the Internet for transport of these calls. ITXC estimates that it now ranks in the top 10 carriers in the world based on minutes of international calling, and carries approximately 20% of all such calls transported on the Internet. Our services allow carriers and telephony resellers to benefit from the low capital and operating costs of using the Internet for transport. We believe that our scale, reputation for high quality and ability to rapidly implement new services for our carrier customers address the substantial opportunities that arise from the reach and economics of the Internet.

We have developed and deployed ITXC.net®, an actively-managed network overlaid on the public Internet, to deliver high quality voice and fax communications while providing our customers with the cost savings and global reach of the Internet. We believe that the rapid growth of commercial traffic on ITXC.net demonstrates that we have successfully used our proprietary BestValue Routing to address the quality problems which early attempts at voice transport on the Internet encountered.

To date, we have concentrated our efforts on rapidly deploying ITXC.net worldwide. We have established ITXC-owned facilities in the U.S., England and Germany and several Eastern European countries and have arranged call termination and origination services with affiliates throughout the world. We have used our affiliate structure to achieve broad worldwide presence. As of January 31, 2003, we had affiliates in 175 countries. On a typical day, we carry traffic to and from well over 100 countries. By using the Internet for transport and our affiliates’ local infrastructure for terminating voice traffic, we have developed a reliable network, which we are continuing to expand, at substantially lower capital expense than traditional carrier networks.

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

Quarter ended	Minutes (in millions)
March 31, 2000	131
June 30, 2000	201
September 30, 2000	270
December 31, 2000	355
March 31, 2001	358
June 30, 2001	406
September 30, 2001	566
December 31, 2001	606
March 31, 2002	658
June 30, 2002	778
September 30, 2002	838
December 31, 2002	847

In April 1999, we introduced a new ITXC-owned proprietary device called a SNARC, which facilitates the use of our network by our customers by enabling them to access our network directly from their own premises to originate calls. In addition, since December 1999 we have been installing similar devices on selected affiliates’ premises to connect them directly to the Internet for the purpose of terminating calls originated by ITXC.net affiliates. These devices avoid the costs of dedicated connections to network hubs and improve the economics of our services to our customers. We believe that SNARCs strengthen our customers’ and affiliates’ relationships with us and position us to deploy additional enhanced services over ITXC.net.

In December 1999, we commenced our first service offering as a voice application service provider, providing a service called webtalkNOW! which allows Internet portals, Internet service providers and web sites to offer web-to-phone calling to their customers under their own brands.

In October 2000, we consummated our acquisition of eFusion, Inc., an Oregon-based provider of Internet voice services to online businesses and Internet service providers. After experiencing disappointing revenue growth in this field, in the second and third quarters of 2001 we wrote-down most of the value of those assets. On October 11, 2001, we sold most of the tangible and intangible assets of the e-commerce business (other than patents) to eStara, Inc., a privately held provider of web-voiced services, in exchange for a 19.9% equity position in eStara, which has subsequently been diluted. We also granted certain patent licenses to eStara for use in the e-commerce business. We initially valued this investment at $700,000. During the fourth quarter of 2002, we determined that there was an other-than temporary impairment in the value of the eStara investment, which resulted in a $700,000 charge. See Note 7 of the Notes to our Consolidated Financial Statements that we have presented elsewhere in this Annual Report.

Our current focus is on wholesale services primarily delivered over the Internet (known variously as “Voice on the Internet,” “Voice over Internet Protocol”, “VON” or “VoIP”). However, in the event market conditions change and enable our profitable entry into enhanced services, our use of the Internet as a foundation of our services would facilitate the introduction of more advanced communications applications such as:

•	enhanced phone-to-phone services;

•	voice over Internet service directly from and to subscriber premises;

•	phone-to-PC services;

•	device-to-phone service and phone-to-device service, including devices such as personal digital assistants;

•	unified messaging, combining voice, fax and e-mail communications;

•	single telephone number service, in which a single billing and reach me number follows the subscriber; and

•	back office functions for prepaid and other calling card companies.

Industry Overview

Convergence of Global Telecommunications and Data Services

        The global telecommunications industry has grown at a rapid rate over the last decade, driven by domestic and international deregulation, technological development, network deployment and the globalization of business. The number of communications service providers has also been increasing internationally as a result of competition fostered by domestic and international deregulation. These factors have contributed to a substantial decrease in the cost of telephony services delivered over the traditional telephone network. This trend of decrease in price, however, has been countered by an increase in demand that low prices have created. Based on country-by-country information and other data provided by the International Telecommunications Union, total telecommunications services revenue was approximately $700 billion in 1997. According to Insight Research Corporation, an industry research firm, this market is projected to grow to approximately $1.3 trillion by 2003. According to a report “World VoIP Markets” (2002) by research firm Frost & Sullivan, revenues from the VoIP marketplace will surpass $171 billion by the end of 2007. Also, according to TeleGeography, a market research firm, international telephone traffic on PSTN and VoIP networks grew 10% in 2001 as compared with 2000, to approximately 154 billion minutes (this number does not include PC-to-phone traffic, traffic routed over end-to-end IP networks, traffic routed on private networks, or domestic traffic in any country). According to the TeleGeography 2003 report, VoIP was expected to account for almost 10 billion minutes, or over 6% of the world’s international traffic in 2001—up from the 6.2 billion minutes that TeleGeography had projected for 2001 last year. TeleGeography further predicts that in 2002 VoIP will account for 18 billion minutes, or 10% of all international traffic. These figures only include PSTN and VoIP phone-to-phone calls placed through carriers; PC-to-phone, PC-to-PC calls and calls on private corporate networks are excluded. ITXC, carrying nearly 20% of the world’s international VoIP minutes, has the largest global market share of all VoIP players.

We believe that the combination of increasing demand for voice services and the proliferation of data networks, with their enhanced functionality and efficiency, is driving the convergence of voice traffic and data networks, including the Internet. We expect this transfer of traffic to accelerate as corporations and service providers are increasingly determining that the most cost effective and efficient way to build out and operate their communications infrastructure is with voice services supported across their data network. This is reflected in the growth of both acceptance and deployments of IP PBX (private branch exchange) and VoIP over VPN (virtual private network) within enterprise networks.

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

Data networks, however, were designed for electronic switching. They break the data stream into small, individually addressed packages of data (“packets”) which are routed independently of each other from the origin to the destination. Therefore, they do not require a fixed amount of bandwidth to be reserved between the origin and destination of each call and they do not waste bandwidth when it is not being used for actual transmission of information. This allows multiple voice or voice and data calls to be pooled, resulting in these networks being able to carry more calls with an equal amount of bandwidth. Moreover, they do not require the same complex switching methods required by traditional voice telephone networks, instead using a multiplicity of routers to direct each packet in the direction of its destination and they automatically route packets around blockages, congestion or outages.

Packet switching is a method of transmitting messages that can be used within a data network or across networks, including the public Internet. The Internet itself is not a single data network owned by any single entity, but rather a loose interconnection of networks belonging to many owners that communicate using the Internet Protocol (IP).

The Emergence of Voice on Data Networks

Voice on the Internet consists of transmitting both traditional and enhanced voice and fax services between ordinary phones and the addition of interactive voice capability to computers, web sites and email. Voice on the Internet serves the extensive markets of both phone users and computer users. We believe data networks provide lower cost than the traditional telephone network and are better suited to deliver future enhanced services to both phone users and computer users. Moreover, the Internet is the most cost-effective data network for transmitting any type of data worldwide, including voice. According to the International Telecommunications Union, the year 2000 was the first time Internet capacity exceeded international telephone circuit capacity.

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

By using the public Internet, VoIP providers like ITXC are able to avoid direct payment for transport of communications, instead paying for large “pipes” into the public Internet, billed by bandwidth rather than usage, which transmits calls to a distant gateway. The Internet, which has its origins in programs devised by the Department of Defense to provide multiple routes and therefore redundancy which was largely immune from the failure of a single network element, provides great redundancy and can be “self healing” in the event of an outage in a particular network element or transmission path. Moreover, adding an additional entry or exit point (a Point of Presence or “PoP”) does not require any expensive or time consuming reconfiguration or reprogramming of existing network elements. The new element is simply installed with a specific IP address and it can send or receive information from any other IP address on the Internet.

Limitations of Existing Internet Telephony Solutions

The growth of voice on the Internet was limited in the past due to poor sound quality caused by technical issues such as delays in packet transmission and by bandwidth limitations related to Internet network capacity and local access constraints. However, the continuing addition of data network infrastructure, recent improvements in packet-switching and compression technology, new software algorithms and improved hardware have substantially reduced delays in packet transmissions and the effect of these delays. ITXC’s BestValue Routing enables the Company to provide its carrier customers with the consistent quality they require. In fact, ITXC’s carrier customers typically do not tell their customers that their phone-to-phone calls are being transmitted over the Internet since these callers are receiving the quality that they expect.

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

We believe that the infrastructure required for a global network is too expensive for most companies to deploy on their own. This mandates that the network be a combination of gateways owned by different operators. For a network to achieve optimal functionality, however, the gateways need to be interoperable, or able to communicate with one another. Cisco appears to have emerged as a dominant supplier of such gateways. Other manufacturers are often seeking to make their equipment interoperable with Cisco.

The ITXC Solution

We believe that the rapid growth of commercial traffic on ITXC.net, particularly from Tier I carriers, demonstrates that we deliver high quality, low cost voice and fax communications over the Internet. The key advantages of our solution include:

Quality.    We believe that we deliver to our customers high quality voice communications over the Internet at competitive pricing. We maintain high quality primarily through our proprietary BestValue Routing technology and techniques which include ITXC-developed monitoring and analysis software and rapid human response from our 24-hours-a-day, 7-days-a-week network operations center. In addition, we blend the redundancy of the public Internet with our use of multiple termination affiliates to reach many locations to help assure the reliability and quality of our network. We use dedicated data networks and even the traditional telephone network to address peaks or when we cannot assure consistent quality on the Internet.

Lower Costs.    By using the public Internet, we are able to reach and rapidly deploy many affiliates throughout the world at a substantially lower capital expense than building the dedicated connections that a traditional telephony carrier would require. Also, as a result of our ability to use the public Internet, we believe that we have significantly lower marginal costs than the traditional telephone network or a private data network. In addition we avoid the significant costs of network reconfiguration which traditional networks experience whenever they must add, change or delete a PoP. Each PoP as well as any Network Operations Centers must be reconfigured whenever the routing from that PoP is changed. Because ITXC uses the Internet as the intermediary, we are able to add, change or delete a PoP with no reconfiguration required in any other PoP. We are also able to redeploy PoPs if they are no longer cost effective in their initial location.

Interoperability.    We have led an effort called iNOW! resulting in an industry standard for interoperability. The VocalTec and Cisco equipment installed on ITXC.net is already largely interoperable. Although we have transferred the iNOW! trademark and web site to an industry standards body, we intend to continue to provide leadership in interoperability of voice over the Internet services. In 2001 we announced that we were the first in the industry to achieve full interoperability between Cisco and VocalTec gateways and we intend to continue maximizing our opportunities for interoperability. Interoperability results in significant network efficiencies, increases the routing choices of ITXC’s customers, reduces latency (network delay) by reducing the need for protocol conversions, and increases the redundancy and therefore reliability of the ITXC network. We have been increasingly standardizing our network on Cisco gateways which we believe provide us the maximum flexibility to interoperate.

As we move towards a single vendor solution, we are significantly increasing our efficiency, and by using interoperability are able to continue to be able to connect to carriers who deploy gateways from a variety of manufacturers as well as seamlessly connecting to carriers who use traditional circuit switched telephone switches.

Global Scale.    Our network is overlaid on the public Internet to provide a global communications medium to voice service providers. ITXC.net is scalable—by using the public Internet and our global network of affiliates, we are able to rapidly and easily add capacity when needed. In addition, we believe that we are able to connect new affiliates to ITXC.net in significantly less time than it would take for a traditional telephony carrier or dedicated data network to establish a dedicated connection. For example, we were able to rapidly deploy a network in Bolivia for COTAS that was able to transport a substantial market share of the traffic in the country within weeks of the date COTAS was able to carry traffic. Moreover, we have a business model of purchasing terminating minutes directly from affiliates and selling call completion to customers and affiliates. This model eliminates the need for complex settlement between carriers which had previously slowed the deployment of a global network.

Easy Access.    We offer our customers three ways to connect from their switches to ITXC.net: through normal dedicated switch-to-switch connections, through customer-owned gateways, and through SNARCs. SNARCs are specially configured devices, which we own and install on our carrier customers’ premises in order to eliminate the cost of dedicated connections from their switches to our network hubs. SNARCs allow our customers to benefit from the global termination capabilities of ITXC.net by bringing the advantages of voice over the Internet to the customer’s premises. In addition, our affiliates can terminate calls directly from ITXC.net using similar SNARC equipment that we install on their premises.

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

Our Strategy

Our goals are to achieve profitability and to grow our market share as a leading wholesale provider of voice and fax services as measured by revenue and network size. In order to achieve this goal we intend to:

Exploit Our Early Entrant Status and Worldwide Network

As of January 31, 2003, we had aggressively deployed ITXC.net in 175 countries. We believe that with the increasing use of this network, ITXC has developed a reputation in the communications industry for providing high quality voice and fax services over the Internet. In addition, we believe our experience as one of the first providers of Internet-based voice services has placed us at the forefront of developing the proprietary tools and techniques which enable us to offer our services. We intend to continue to enhance and capitalize upon our reputation and experience in the communications industry as we provide existing and new voice and fax services.

Rapidly Expand ITXC.net by Adding Additional Affiliates Worldwide

We have used our affiliate structure to quickly achieve a global reach for ITXC.net. We believe that this approach allows us to quickly expand and develop a broader network than our competitors. We intend to continue to rapidly add new affiliates worldwide in order to provide our customers with additional termination points.

Focus On Newly Deregulating Markets

We intend to focus substantial resources on newly deregulating markets to enable both incumbent carriers and new entrants to rapidly deploy worldwide capability with minimal capital expenditure. For example, ITXC entered into a relationship with COTAS, Bolivia’s second largest local exchange carrier, and Heilsberg, S.A., so that on November 28, 2001, the first day on which competition was legal in Bolivia, COTAS was immediately able to provide worldwide access through ITXC for its customers and achieved a substantial market share. In July 2002, India, one of the world’s largest potential markets, deregulated. Although India has a relatively low penetration of telephony, its population is so large that it represents a major market immediately, which will grow as penetration increases. In India we have interoperation agreements with many major carriers, including Videsh Sanchar Nigam Ltd. (VSNL) and Data Access (India) Ltd. Our introduction of service was sufficiently rapid and successful that on Sunday, September 22, 2002, we carried over one million minutes of traffic to India, even though deregulation was only effective for 2 months and implementation of the deregulation was impeded for some time by bureaucratic obstacles. Sunday is typically a peak day and future volumes to India may be higher or lower than September 22 for any number of reasons. The deregulation and competitive environment have resulted in a reduction in international rates to and from India by more than 50%. It is our intention to continue to take advantage of our experience in additional markets which are deregulating, such as Brazil.

Capitalize on the Cost Advantages of the Internet

By overlaying ITXC.net on the public Internet, we believe that we are able to capture significant cost and capital savings. Instead of incurring the capital expense to deploy a global physical network, we are able to carry a substantial portion of our customer’s traffic using the existing Internet infrastructure together with our affiliate network. We believe that it would require significantly more capital for a carrier using traditional methods of network deployment to implement a network with the same capacity and global reach as ITXC.net. Additionally, the cost of transporting our traffic over the Internet is largely not distance sensitive, since we pay only for Internet access. We believe these factors enable us to benefit from significant cost savings that are not available to operators of the traditional telephone network or private data networks. In addition, we believe that we will gain economic and technological advantages by moving towards a switchless network. In the past switches were necessary at our major hubs, where we connected to traditional carriers through analog lines. We believe our new architecture will help reduce both capital and operating costs.

Expand ITXC’s role in the Phone Call Value Chain

In Bolivia, as described above, we provide a complete outsourced domestic and international long distance service to our carrier customer. We also provide PC-to-phone services. In several trials we are providing authentication and other services to our wholesale customers. We believe that providing more of the value chain will position us to both earn a greater share of the consumer dollar and will strengthen our relationships with our wholesale customers.

Provide Services to the Prepaid Calling Card Industry

In the United States alone, the prepaid calling card industry is expected to reach just over $5 billion by 2005 and $6.3 billion by 2008, according to the Atlantic-ACM Market Dynamic and Forecast 2003-2008 report on prepaid calling cards. ITXC is well poised to provide services to calling card providers, which also provides ITXC with a steadier, more predictable stream of traffic as compared to sales to wholesalers. We experienced an increase in the percentage of our sales to prepaid calling card providers in 2002 and expect to build on this trend in 2003.

Establish ITXC.net as the Standard for Quality in Our Industry

By combining our BestValue Routing approach with our knowledge of gateway and Internet technology, we believe that we have demonstrated that the Internet can be an effective medium for two-way voice and fax communication. By continuing to provide reliable high quality voice and fax service with a global reach, our goal is to be the network of choice for new enhanced services that incorporate voice. We continue to undertake major efforts to improve our quality. A study by Atlantic-ACM of wholesale carriers worldwide (paid for by the wholesale carriers that were ranked, including ITXC) rated leading wholesale providers by a variety of criteria. Included in the survey were two carriers which primarily use the public Internet and other traditional carriers from around the world, including the three largest U.S. wholesale carriers. ITXC’s overall score was ranked above the industry average.

Provide our Customers and Affiliates with Direct Access to ITXC.net

We are committed to providing our customers with high quality, low cost voice service. SNARCs provide our customers with a voice communications solution that minimizes reliance on the traditional telephone network. By installing SNARCs on customer premises, we can provide our customers with direct access to all of the ITXC.net termination points worldwide without the need for a direct, dedicated connection to one of our network hubs. We also provide SNARCs to affiliates to terminate calls. In the future, an extension of our SNARC program will be able to connect our customers’ customers directly to the Internet, if market conditions and regulatory considerations warrant. We now provide many affiliates with direct access to voice traffic sent over ITXC.net for termination without the need for a direct, dedicated connection to one of our network hubs and thus are able to improve the economics of our services to them. Through year-end 2002 we had almost two billion minutes of use of ITXC.net from our SNARC program. We believe that SNARCs will strengthen our customers’ and affiliates’ relationships with us and position us to deploy additional Internet-based enhanced voice services over ITXC.net.

Deliver Additional Voice Services Over ITXC.net

We believe that Internet telephony represents only the beginning of the evolution of the Internet as a medium for voice and fax services and that our web-to-phone service represents only the early stage of this evolution. Through enhancements to ITXC.net, we can position ourselves to provide the network for wide commercial deployment of new voice and fax services as market conditions warrant. We believe that, in the future, the Internet will serve as a platform for existing and enhanced voice and fax services that may be accessed from traditional phones, personal computers and a variety of devices that span the range between telephones and personal computers, although the decline in Internet and telecommunications companies subsequent to 2001 has probably delayed the development of this market.

ITXC.net

ITXC.net, a global communications network, allows us to deliver reliable, high quality voice and fax service through an actively-managed network overlaid on the public Internet.

We have implemented ITXC.net by using the public Internet to connect ITXC-owned network hubs in the U.S., England and Germany with our affiliates around the world. We use ITXC-developed software and skilled network management personnel to help assure the reliability and quality of voice transmission over the Internet. To further enhance the reliability of ITXC.net, we are also able to route and terminate voice traffic through alternate channels.

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

Global Network of Affiliates

We have a global network of independent affiliates which own their own gateways and originate and/or terminate voice traffic over ITXC.net. We have used our affiliate structure to rapidly achieve what we believe to be the broadest global network in the Internet telephony marketplace. As of January 31, 2003, we had affiliates in 175 countries. Our affiliates range from small Internet service providers to traditional telephone companies.

Multiple Access Points and Network Hubs

As of January 31, 2003, we had three network hubs, one in New Jersey, one in California and one in London, each consisting of a switch and multiple gateways. In February 2003, ITXC added a fourth hub, located in Germany. Our customers access ITXC.net through dedicated connections from their switches to these network hubs or by using SNARCs located on their premises. SNARCs connect our carrier customers’ switches to the Internet and ITXC.net and thereby avoid costly, distance-based dedicated line charges associated with connecting customer switches to our network hubs. As of January 31, 2003, we had installed over 229 SNARCs at 89 carrier customer sites and 379 SNARCS at 110 affiliate locations. Some affiliates also connect directly to the Internet to originate or terminate calls using gateways they have purchased directly from equipment suppliers and which they manage. ITXC is in the process of converting to a switchless architecture, under which we will be able to eliminate switches previously located at the network hubs. All of the functionality formerly contained in the switches will be provided by other equipment and the existing switches will not be replaced. We anticipate that this will result in lower future depreciation expense as well as reduced operating expense and increased reliability resulting from network simplification. The German hub is switchless using this new architecture.

BestValue Routing

Our BestValue Routing approach employs ITXC-developed software and techniques to efficiently and cost-effectively route voice traffic over ITXC.net. We believe that our ability to develop and deploy intelligent routing methods represents a significant competitive advantage. We have received patents in this area and have other patent applications on file or in preparation. We believe that our Best Value Routing approach enables us to provide consistent, reliable quality since we are able to avoid the majority of Internet congestion points and minimize packet loss and delay.

We implement our BestValue Routing approach from our 24-hours-a-day, 7-days-a-week network operations center where we poll our affiliates’ gateways periodically to assure their stability, test the quality of Internet connections to the gateways and collect call detail records in near real-time to monitor the quality of calls placed over our network. We use network analysis software to compare monitoring data to predetermined parameters from our database of call detail records. This software generates reports on a per route basis when the measured parameters fail to meet predetermined standards. Frequent analysis of this information allows us to rapidly correct network problems such as congestion or inoperative gateways and to automatically generate improved routing.

Our monitoring and analysis software helps our staff to manage a routing scheme across multiple switches and gateways around the world. Our routing software establishes predetermined percentages of traffic to be sent to each provider, based both on price and quality. If a particular Internet route or termination provider is not meeting our standards, our automatic routing switches to a better quality or different priced provider as appropriate. For example, if transport through the public Internet proves to be unreliable on a particular route, we can reroute the traffic through dedicated data networks or the traditional telephone network to terminate the call in a traditional manner. The use of multiple termination affiliates in many cities in which we operate provides us with numerous termination possibilities to help ensure completed calls with consistent quality and low cost.

We have also made considerable progress towards achieving interoperability between gateways of different manufacturers. At present we have the ability to exchange traffic between Cisco and VocalTec gateways and are working to increase the number of vendors’ equipment which is interoperable. Interoperability gives ITXC customers the ability to choose the vendor that best suits their needs; allows customers to access more routes; gives terminating affiliates traffic from more carriers; lowers ITXC’s capital and operational costs by simplifying routing and network architecture; increases redundancy and therefore reliability on ITXC.net; and enables ITXC to exchange calls with other VoIP networks without the added latency of converting and reconverting between formats.

Our Strategic Carrier and Technology Partners

We believe that our strategic relationships with carrier affiliates are important because they allow us to extend the geographic reach of ITXC.net. We believe that these relationships will lead to a broader origination/termination presence in key areas and allow us to provide service over our own network for more of our customers. We also expect that these relationships will assist us in focusing our development of new Internet-based voice services. In February 2003, we announced our selection of Cisco’s AS5000 Universal Gateway and PGW 2200 Softswitch Voice Over IP (VoIP) offerings, along with Cisco’s Voice Infrastructure and Applications Solution (Cisco VIA), and were recognized by Cisco as a Cisco Powered Network.

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

We believe that our affiliates benefit from ITXC WWeXchange service because they:

•	rapidly obtain a flow of international traffic without incurring significant sales or marketing costs;

•	obtain high quality international long distance for their originated calls at lower rates than through traditional telephony;

•	connect directly to other affiliates while having a single billing relationship with us; and

•	have a global reach without incurring the incremental costs of building and operating multiple facilities.

SNARCs

SNARCs consist of vendor-supplied gateways and other related equipment including ITXC-developed software that we place on selected customer premises in order to eliminate the cost of backhaul from customer switches to our switches. Until we launched our SNARC program in April 1999, customers had to bear the expense of running dedicated circuits from their facilities to their suppliers. This is known as backhaul. Our customers also typically ran circuits from their facilities to our network hubs, then in New York or Los Angeles. However, the introduction of our SNARC program reduces the expense of backhaul by transporting traffic directly to the Internet and ITXC.net in whatever city the customer is located. We believe that this use of Internet capability to eliminate the expense of backhaul makes us more attractive to customers located away from major telephony hubs. In addition, since December 1999 we have been installing similar equipment on selected affiliates’ premises to connect them directly to the Internet for the purpose of their terminating calls originated over ITXC.net. As of January 31, 2003, we had installed over 229 SNARCs at 89 carrier customer sites and 379 SNARCS at 110 affiliate locations.

ITXC PC to Phone Wholesale Service

We believe that ITXC.net has the same advantages of consistent quality, global coverage and competitive prices for web-to-phone calls as it does for phone-to-phone calls. Our ITXC PC to Phone Wholesale service provides an outsourced solution to Internet portals, Internet service providers and web sites allowing them to offer self-branded web-to-phone service to their users. We can provide our customers with high quality, global call completion over ITXC.net for their end-users’ web-to-phone calling and the dialing software necessary for their users to actually place calls over ITXC.net from their PCs. The market for this service has developed slowly, and the failure of many Internet ventures has further diminished the potential market. If the market opportunity revives, we believe that our ITXC PC to Phone Wholesale service will assist our customers in building their own brands and in retaining their end-users.

Future Enhanced Voice Services

We believe that, in the future, the Internet will serve as a platform for existing and enhanced voice and fax services that may be accessed from traditional phones, personal computers and a variety of devices that span the range between telephones and personal computers, although the decline in Internet and telecommunications companies subsequent to 2001 has probably delayed the development of this market. If and when market conditions warrant, we intend to make investments to develop and market additional services for use over ITXC.net. We believe that as a result of the convergence of the data and communications networks and the capabilities and size of ITXC.net, we will be able to offer next-generation, enhanced voice services to both new and existing customers when the need arises. In addition, we believe that ITXC.net’s open architecture, combined with the strength and size of our customers, affiliates and strategic relationships, will attract developers of voice services to our network.

Sales, Marketing and Distribution

Our sales and marketing goals are to:

•	expand the use of ITXC WWeXchange Service by our existing call origination customers and affiliates and further expand our call origination customer base;

•	enable new competitors and ex-monopolies to participate effectively in deregulating markets with low capital cost and quick deployment;

•	expand our services to prepaid calling card providers and providers of prepaid calling card platforms;

•	expand our terminating affiliate base;

•	expand our originating affiliate base;

•	increase the number of carriers that are ITXC affiliates;

•	increase our penetration of calls originating outside the United States;

•	maintain and expand our market leadership position among providers of voice and fax services; and

•	emphasize higher margin, rather than simply increasing revenue.

We are now well known in the telecommunications industry, and use industry relationships and a variety of marketing activities to attract affiliates to ITXC.net. We often meet potential affiliates at Internet and telephony trade shows and seminars and through trade contacts. We also often meet potential customers through directed sales calls by our sales personnel.

We have a dedicated sales force selling services which is supplemented by members of our executive management team. This sales force also recruits the affiliates that terminate calls for us around the world. Our salespeople are based regionally within the U.S. and worldwide, as well as in our corporate office. We also have sales agents located in various countries. Our senior management focuses on maintaining and cultivating relationships with our customers. We assign our sales representatives specific accounts based on their level of experience, location and the quality of the relationship between the representative and the customer. We compensate our sales staff based in large part on incentive-based goals and measurements. Our sales compensation plan is based primarily on margin, rather than revenue. In addition to our marketing and sales staff, we rely on our executive and operations personnel, including the staff of our 24-hours-a-day, 7-days-a-week network operations center, to identify sales opportunities within existing customer accounts and to provide quality customer service.

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

New Services Development and Implementation

Our product management organization is charged with understanding the market and developing new service concepts and managing them through implementation. They work closely with our development team, which is also dedicated to the improvement and enhancement of the monitoring and analysis software tools and Internet management systems we use to achieve BestValue Routing, the enhancement of our management systems, including our billing and customer care software, and the development and implementation of new Internet-based voice services. Our future success will depend, in part, on our ability to improve existing technology and develop and/or implement new voice services that incorporate leading technology.

Competition

The long distance telephony market and the Internet telephony market are highly competitive. There are several large and numerous small competitors, and we expect to face continuing competition for ITXC.net based on price and service offerings from existing competitors and new market entrants in the future. The principal competitive factors in our market include price, quality of service, breadth of geographic presence, customer service, reliability, network size and capacity, and the availability of enhanced communications services. Our competitors include major and emerging telecommunications carriers in the U.S. and foreign telecommunications carriers. The financial difficulties of many telecommunications providers are rapidly altering the number, identity and competitiveness of the marketplace, and we are unable to determine with certainty the eventual result of this shakeout.

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

United States.    ITXC believes that, under U.S. law, the Internet-related services that ITXC provides constitute information services as opposed to regulated telecommunications services, and, as such, are not currently actively regulated by the FCC or any state agencies charged with regulating telecommunications carriers. Nevertheless, aspects of ITXC’s operations may be subject to state or federal regulation, including regulation governing universal service funding, disclosure of confidential communications and excise tax issues. ITXC cannot provide assurances that Internet-related services will not be actively regulated in the future. Several efforts have been made in the U.S. to enact federal legislation that would either regulate or exempt from regulation services provided over the Internet. Increased regulation of the Internet may slow its growth, particularly if other countries also impose regulations. Such regulation may negatively impact the cost of doing business over the Internet and materially adversely affect ITXC’s business, operating results, financial condition and future prospects.

The FCC has considered whether to impose surcharges or other common carrier regulations upon certain providers of Internet telephony, primarily those which, unlike ITXC, provide Internet telephony services directly to end users. While the FCC has presently refrained from such regulation, the regulatory classification of Internet telephony remains unresolved.

Specifically, the FCC has expressed an intention to further examine the question of whether certain forms of phone-to-phone Internet telephony are information services or telecommunications services. The two are treated differently in several respects, with certain information services being regulated to a lesser degree. The FCC has noted that certain forms of phone-to-phone Internet telephony bear many of the same characteristics as more traditional voice telecommunications services and lack the characteristics that would render them information services. The FCC has opened a proceeding in response to a petition by AT&T which seeks a declaration that regulatory forbearance is appropriate for voice over Internet services and to preclude certain activities by local exchange carriers which allegedly adversely affect AT&T’s voice over Internet services. A decision in this proceeding may well determine the regulatory status of voice over the Internet. In addition, the FCC has opened a docket to reconsider the mechanisms for contributing to the Universal Service Fund, and may reconsider the status of Internet telephony in that context.

If the FCC were to determine that certain Internet-related services including Internet telephony services are subject to FCC regulations as telecommunications services, the FCC could subject providers of such services to traditional common carrier regulation, including requirements to make universal service contributions, and pay access charges to local telephone companies. It is also possible that the FCC may adopt a regulatory framework other than traditional common carrier regulation that would apply to Internet telephony providers. Any such determinations could materially adversely affect ITXC’s business, financial condition, operating results and future prospects to the extent that any such determinations negatively affect the cost of doing business over the Internet or otherwise slow the growth of the Internet. Congressional dissatisfaction with FCC conclusions could result in requirements that the FCC impose greater or lesser regulation, which in turn could materially adversely affect ITXC’s business, financial condition, operating results and future prospects.

State regulatory authorities may also retain jurisdiction to regulate certain aspects of the provision of intrastate Internet telephony services. Several state regulatory authorities have initiated proceedings to examine the regulation of such services. Others could initiate proceedings to do so.

One of ITXC’s subsidiaries is subject to regulation by the FCC and the New York Public Service Commission as a result of having been granted authorizations to provide telecommunications services by these entities.

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

In January 1998, the European Commission issued a communication addressing whether Internet telephony was voice telephony and thus subject to regulation by the member states of the European Union. Consistent with its earlier directives, the Commission concluded that no form of Internet telephony currently meets the definition of voice telephony subject to regulation by the member states of the European Union. The European Commission stated that only phone-to-phone communications reasonably could be considered voice telephony and that, at that time, even phone-to-phone Internet telephony did not meet all elements of its voice telephony definition. Therefore, the European Commission concluded that, at that time, voice over Internet services cannot be classified as voice telephony. More recently, in September 2000, after requesting comments from interested parties, the European Commission issued a subsequent communication in which it reaffirmed that Internet telephony is not currently voice telephony.

As a result of the European Commission’s conclusion, providers of Internet telephony should be subjected to no more than a general authorization or declaration requirement by European Union member countries. However, ITXC cannot provide assurances that more stringent regulatory requirements will not be imposed by individual member countries of the European Union, since Commission communications, unlike directives, are not binding on the member states. The member countries therefore are not obligated to reach the same conclusions as the Commission on this subject so long as they adhere to the definition of voice telephony in the Services Directive. Moreover, in its January 1998 IP Telephony Communication, the European Commission stated that providers of Internet telephony whose services satisfy all elements of the voice telephony definition and whose users can dial out to any telephone number can be considered providers of voice telephony and may be regulated as such by the member states of the European Union. ITXC cannot provide assurances that the services provided over ITXC.net will not be deemed voice telephony subject to heightened regulation by one or more member states. Moreover, ITXC cannot provide assurances that the failure of ITXC or any of its customers or affiliates to obtain any necessary authorizations will not have a material adverse effect on ITXC’s business, financial condition, operating results and future prospects.

Several of ITXC’s subsidiaries are holders of licenses in various jurisdictions and are subject to regulation by the appropriate governmental authorities. ITXC typically provides by contract that its affiliates are responsible for securing any necessary regulatory approvals, but it cannot be certain that regulatory authorities will not attribute certain activities to ITXC. In addition, ITXC believes that the placement of SNARCs in locations outside the United States does not typically require regulatory approval, but there is a risk that a regulatory authority may disagree with this proposition, which could materially adversely affect ITXC’s business.

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

Proprietary Rights

Proprietary rights are important to our success and our competitive position. As of January 31, 2003, we had 10 issued United States patents and had applied for a number of additional patents. As of January 31, 2003, we had a number of registered trademarks and pending applications to register trademarks in the U.S., and had various parallel registrations or pending applications for trademarks in other parts of the world. Certain trademarks previously owned by ITXC were assigned to eStara, Inc. in connection with the sale of assets related to e-commerce business. The laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the U.S., and effective copyright, trademark and trade secret protection may not be available in such jurisdictions. In general, our efforts to protect our intellectual property rights through copyright, trademark and trade secret laws may not be effective to prevent misappropriation of our content, and our failure to protect our proprietary rights could materially adversely affect our business, financial condition, operating results and future prospects. Despite such protection, a third party could, without authorization, copy or otherwise appropriate our proprietary network information and other proprietary information about our services and technology. Our agreements with employees, consultants and others who participate in development activities could be breached, we may not have adequate remedies for any breach, and our trade secrets may otherwise become known or independently developed by competitors.

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

Employees

As of January 31, 2003, we employed 285 people. None of our employees is subject to any collective-bargaining arrangements, and we consider our relations with our employees to be good.

Item 2.    Properties

Our principal executive office is located in Princeton, New Jersey, where we lease approximately 70,000 square feet. In January 2002 we subleased 21,795 square feet of the Princeton space. We have network hubs in New Jersey, California, Germany and England, under co-location arrangements. We have sales offices in Argentina, Australia, Brazil, Chile, England, Germany, Greece, Hong Kong, India, Israel, Russia, Singapore and South Africa. We believe that we will be able to obtain additional space on commercially reasonable terms to meet future requirements.

Item 3.    Legal Proceedings

From time to time, we are involved in various legal proceedings relating to claims arising in the ordinary course of business.

On May 23, 2000, Connectel, LLC, filed suit against the Company in the United States District Court for the Eastern District of Pennsylvania. Connectel alleges in its complaint that the Company is infringing on the claims of a patent owned by Connectel by, acting alone or with others, assembling, offering to sell, selling or using communications networks or switching systems within the United States and for export worldwide without license from Connectel. Connectel also seeks unspecified damages. The Company believes that the Connectel claims are without merit and the Company intends to defend the lawsuit vigorously. However, should a judge issue an injunction against the Company, such action could have a material adverse effect on its operations.

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

In September 2001, the Company was served with a complaint filed in Virginia state court on behalf of Hercules Communications Company, LLC in which the plaintiff demanded damages, including punitive damages, based on the Company’s alleged refusal to carry out a purported agreement to purchase certain assets from Hercules. The claims were primarily based on alleged breach of contract, breach of implied contract, breach of an oral contract, promissory estoppel and fraud. The Court dismissed plaintiff’s claim for promissory estoppel and fraud, but allowed the plaintiff to refile its fraud complaint. Discovery is now underway. In June 2002, plaintiff moved to substitute Hercules Satellite Communications, L.L.C. for Hercules Communications, LLC, over the Company’s objection. The Court rejected plaintiff’s motion, and thereafter the plaintiff voluntarily dismissed the case. A new case was then brought in the name of Hercules Satellite Communications, L.L.C. The allegations in the new case are substantially similar to those which had survived in the prior case. A trial date is now expected in May 2003, and discovery is underway. The Company continues to believe the case is not meritorious and intends to vigorously defend its conduct.

The Company has been named in a lawsuit in the United States District Court for the Eastern District of Kentucky filed on February 24, 2003 by Interactive Marketing Technologies Inc. (“IMT”), a former customer of ITXC. The plaintiff seeks unspecified compensatory and punitive damages for alleged breach of contract, bad faith, tortious interference with contract and misrepresentation. ITXC believes the claims to be without merit and constitutes plaintiff’s attempt to avoid or delay payment of a multimillion dollar past due balance for services rendered in the first quarter of 2003. The Company intends to vigorously defend this case and pursue all appropriate remedies to collect the outstanding balances.

We are not a party to any other legal proceeding, the adverse outcome of which is expected to have a material adverse effect on our business, financial condition, operating results or future prospects.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable

Item 4A.    Executive Officers of the Registrant

The Company’s executive officers, their respective ages and their positions with the Company are set forth below:

Name	Age	Position
Tom I. Evslin	59	Chairman of the Board, Chief Executive Officer and President
Edward B. Jordan	42	Executive Vice President, Chief Financial Officer, Treasurer and Director
John Landau	50	Executive Vice President, Product Management
Steven J. Ott	42	Executive Vice President, Global Sales
Eric G. Weiss	36	Executive Vice President and Chief Operating Officer
Theodore M. Weitz	57	Vice President, General Counsel and Secretary

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

The Company announced on March 31, 2003 that it has retained a search firm to aid in the selection of a new CEO. Tom Evslin, who has held the three posts of Chairman, President, and CEO since he cofounded the company in 1997, plans to remain as non-executive Chairman. No specific deadline has been set for the installing of a new CEO but Mr. Evslin will continue in the roles of President and CEO until then. Uncertainty regarding the future Chief Executive Officer may adversely affect the Company’s future direction and Customers’ and Suppliers’ willingness to do business with the Company. The Company may be unable to attract a satisfactory Chief Executive Officer. The search for a new Chief Executive officer may result in loss of one or more other key employees. Any of these factors could materially adversely affect our business, financial condition, operating results and future prospects.

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

John Landau has been our Executive Vice President of Product Management since June 2002 and is responsible for all existing ITXC services as well as the development design and rollout of new services. For nine years prior to joining us, John was employed by Dialogic Corporation. He served as Vice President of Marketing from 1993 to 1999 and then, after Dialogic was acquired by Intel in July 1999, he was Director of Strategic Marketing and later Director of Technology of Intel’s Communications Group. Prior to joining Dialogic, Mr. Landau was a co-founder of Benchmarq Microelectronics in Dallas, Texas.

Steven J. Ott was our Vice President, Global Sales from January 1998 until December 1999, when he was promoted to Executive Vice President and assigned responsibility for global sales of ITXC WWeXchange Service. From August 1994 to January 1998, Mr. Ott served as Vice President of Global Sales and Support at Voxware, Inc., a software company providing core audio compression algorithms and applications to technology companies. Prior to August 1994, Mr. Ott served first as a Director and then as Vice President of Corporate Development at Legent Corporation, a software development company.

Eric G. Weiss was our Executive Vice President and had responsibility for the operation of ITXC.net from December 2000 to March 2003 when he was promoted to Chief Operating Officer. From May 1998 to December 2000, Mr. Weiss served as Vice President and Business Unit Manager, WWeXchange Service. From May 1995 to October 1997, he was employed by Dialogic Corporation as a Product Line Manager. From September 1994 until May 1995, Mr. Weiss was a Manager with BCE Ventures, Bell Canada Enterprises (BCE) Inc., a telecommunications firm. From 1991 until September 1994, he held various management positions with Hewlett Packard Company, a manufacturer of electronic equipment.

Theodore M. Weitz has been our Vice President, General Counsel and Secretary since July 2001. From May 2000 to July 2001 he was Vice President, General Counsel and Secretary of Tachion Networks, Inc., a privately held manufacturer of telecommunications equipment. Tachion filed for liquidation under Chapter 7 of the Bankruptcy Act on December 18, 2002. Prior to May 2000, he had been Vice President, General Counsel and Secretary of Dialogic Corporation, a publicly held manufacturer of computer telephony hardware and software from January 1997 through its acquisition by Intel Corp. in July of 1999, and then continued at Intel as both General Counsel of its Dialogic subsidiary and Senior Counsel of Intel’s Communications Products Group. Prior to 1996 he had been counsel at Lucent Technologies, Inc., and had earlier been with AT&T, Unix System Laboratories and Novell, as well as in the private practice of law.

Officers who do not have an employment agreement with us serve at the discretion of our Board of Directors and hold office until their successors are elected and qualified or until their earlier resignation or removal.

PART II

Item 5.    Market for the Registrant’s Common Equity and related Stockholder Matters

Our Common Stock has traded on the NASDAQ National Market under the symbol ITXC since September 28, 1999. The following table sets forth the per share range of high and low closing sales prices for the periods indicated:

	Year ended December 31, 2001
Quarter	High	Low
First	$14.00	$5.12
Second	$ 7.00	$3.11
Third	$ 5.35	$2.55
Fourth	$ 7.78	$2.54

	Year ended December 31, 2002
Quarter	High	Low
First	$7.45	$5.10
Second	$6.46	$4.17
Third	$5.45	$2.38
Fourth	$3.18	$1.98

The market price for our stock is volatile and fluctuates in response to a wide variety of factors.

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

As of February 20, 2003, the Company had approximately 182 shareholders of record, and approximately 13,100 beneficial shareholders.

Item 6.    Selected Financial Data

The following selected financial data for the period from January 1, 1998 through December 31, 2002 are derived from our audited Consolidated Financial Statements. You should read the information that we have presented below in conjunction with our Consolidated Financial Statements, related notes and other financial information included elsewhere in this Annual Report. The acquisition of eFusion, completed on October 12, 2000, was accounted for as a purchase transaction. Accordingly, eFusion’s assets, liabilities and results of operations are reflected solely for periods on or after October 12, 2000 and prior to October 11, 2001, when the Company sold most of the tangible and intangible assets of its e-commerce business (other than patents) to eStara, Inc., a privately held provider of web-voiced services, in exchange for an equity position in eStara. Such equity position was written-off during 2002.

	December 31,
	2002	2001	2000	1999	1998
Operating Data
Revenues:
Telecommunications revenue	$268,382	$173,220	$84,783	$24,423	$1,238
Consulting revenue	—	—	—	988	653

Total revenues	268,382	173,220	84,783	25,411	1,891
Cost and expenses:
Data communications and telecommunications (exclusive of depreciation shown separately below)	234,316	150,077	74,859	23,095	2,017
Cost of consulting revenue	—	—	—	—	192
Network operations (exclusive of depreciation shown separately below and exclusive of equity related charges included in non-cash employee compensation)	8,178	8,815	5,836	3,219	1,321
Selling, general and administrative (exclusive of depreciation shown separately below and exclusive of equity related charges included in non-cash employee compensation)	31,363	44,787	30,103	14,778	5,120
Depreciation	25,220	19,815	11,091	2,472	345
Amortization and write-off of intangibles	352	127,471	9,632	84	—
Impairment of fixed assets	7,539	—	—	—	—
Restructuring charges	1,774	3,713	—	—	—
Purchased in-process research and development	—	—	14,805	—	—
Non-cash employee compensation	1,395	3,455	4,873	2,716	194

Total cost and expenses	310,137	358,133	151,199	46,364	9,189

Loss from operations	(41,755)	(184,913)	(66,416)	(20,953)	(7,298)
Loss associated with investments	(700)	(250)	(15,619)	—	—
Interest income, net	2,577	8,721	11,071	1,289	91

Loss before income taxes	(39,878)	(176,442)	(70,964)	(19,665)	(7,207)
Income tax expense	397	—	—	—	—

Net loss	(40,275)	(176,442)	(70,964)	(19,665)	(7,207)
Accretion of redemption value of mandatorily redeemable converted preferred stock	—	—	—	(773)	(14)
Net loss applicable to common stockholders	$(40,275)	$(176,442)	$(70,964)	$(20,438)	$(7,222)

Basic and diluted net loss per share applicable to common stockholders	$(0.88)	$(3.89)	$(1.81)	$(1.29)	$(0.88)

Weighted average shares used in computation of basic and diluted net loss per share applicable to common stockholders	45,590	45,392	39,292	15,886	8,185

	2002	2001	2000	1999	1998
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$93,460	$147,555	$199,437	$74,396	$4,171
Total assets	172,570	215,381	385,677	99,862	7,834
Long-term obligations, including current portion	2,299	6,464	10,082	5,493	1,437
Working capital	88,952	138,818	191,360	65,810	2,069
Redeemable preferred stock	—	—	—	—	9,867
Total stockholders equity (deficit)	134,982	180,603	352,284	80,366	(6,118)

Item 7.    Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements that we have presented elsewhere in this Annual Report.

We have included in this Annual Report certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our business, operations and financial condition. “Forward-looking statements” consist of all non-historical information, and the analysis of historical information. The words “could”, “expects”, “anticipates”, “objective”, “plans”, “may affect”, “may depend”, “believes”, “estimates”, “projects” and similar words and phrases may identify such forward-looking statements.

Actual results could differ materially from those projected in our forward-looking statements due to numerous known and unknown risks and uncertainties, including, among other things, unanticipated technological difficulties, the volatile and competitive environment for Internet telephony and telecommunications, changes in domestic and foreign economic, market and regulatory conditions, the inherent uncertainty of financial estimates and projections, the difficulties of integrating businesses which were previously operated as stand-alone units, the creditworthiness of our customers, the uncertainties involved in certain legal proceedings, instabilities arising from terrorist actions, war and responses thereto, future transactions and other considerations described as “Risk Factors” in Exhibit 99.1 to our Annual Report on Form 10-K for the year ended December 31, 2002 and in other filings made by us with the SEC. Such factors may also cause substantial volatility in the market price of our Common Stock. All such forward-looking statements are current only as of the date on which such statements were made. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Critical Accounting Policies and Estimates

ITXC’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, investments, intangible assets, restructuring and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Property and Equipment.    On January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. If indicators of impairment are present, the Company must determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than its carrying amount. If less, the Company will be required to recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. The Company is in the process of simplifying its network to eliminate the need for circuit switches in new installations, to lower costs and improve quality and reliability for its customers, and to reduce future capital costs and operating complexity. In connection with the initiative, the Company has commenced a plan to migrate to Cisco-based architecture. These actions resulted in a $7.5 million non-cash impairment charge recorded in the fourth quarter of 2002.

Overview

We are a leading global provider of voice and fax services. We primarily use the Internet for transport of these calls. From our inception in July 1997 through April 1998, our operating activities were focused primarily on:

•	developing monitoring and analysis software to enable us to efficiently and cost effectively route voice over the Internet which we refer to as BestValue Routing;

•	developing relationships with affiliates throughout the world to establish the global reach of ITXC.net;

•	developing additional business strategies to supplement our affiliate network; and

•	hiring our initial employee group.

In April 1998, we launched our first service delivered over ITXC.net—our WWeXchange service. Our operations since that time have included:

•	increasing our voice traffic, from 2,746 minutes during April 1998 to approximately 847 million minutes carried through our WWeXchange service during the quarter ended December 31, 2002;

•	refining our monitoring and analysis software in order to achieve BestValue Routing;

•	expanding our affiliate network to 217 affiliates at January 31, 2003;

•	increasing the global reach of ITXC.net to 175 countries at January 31, 2003;

•	applying for and securing patents on key technology;

•	increasing our direct connection to customers using ITXC-owned SNARCs located at the customers’ premises; and

•	increasing our employee headcount, from 29 employees on April 1, 1998 to 285 employees on January 31, 2003.

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

Competition from other providers of Internet telephony services and traditional telephony services, failure of customers to meet payment obligations and regulatory developments could materially adversely affect revenue in future periods.

To date, we have derived a significant portion of our revenue from a small number of customers. The loss of a major customer could have a material adverse effect on our business, financial condition, operating results and future prospects.

Our operating expenses have been primarily:

•	Data Communications and Telecommunications Expenses. Internet-related expenses, consisting primarily of:

•	costs associated with sending voice traffic, primarily fees that we pay to our affiliates to terminate or assist us in terminating calls, fees that we pay when we find it necessary to utilize the traditional telephone network or private data networks to terminate calls and expenses incurred in connecting our customers to our network; these expenses are largely proportional to the volume of voice traffic carried over our network; and

•	costs associated with buying Internet access at ITXC-operated locations; these costs are largely proportional to the bandwidth of access acquired and do not typically vary based upon volume of voice traffic until additional bandwidth needs to be acquired.

•	Network Operations Expenses. Expenses associated with operating the network, consisting primarily of the salaries, payroll taxes and benefits that we pay for those employees directly involved in the operation of ITXC.net and related expenses. During the period (October 2000 through October 2001) that we operated an e-commerce business, network operations expenses also include related expenses incurred to operate our e-commerce services.

•	Selling, General and Administrative Expenses. There are three components of selling, general and administrative expenses, consisting of the following:

•	Sales and Marketing Expenses. Salaries, payroll taxes, benefits and commissions that we pay for sales personnel and expenses associated with the development and implementation of our promotion and marketing campaigns that are deployed both domestically and internationally. We anticipate that sales and marketing expenses will increase in the future as we expand our internal sales force, hire additional marketing personnel and increase expenditures for promotion and marketing on a global level. We expect that such expenses will also increase as telecommunications revenue increases.

•	Development Expenses. Salary, payroll tax and benefit expenses that we pay for employees and consultants who work on the development of our network management approaches and future applications of our technology. We believe that investing in the enhancement of our technology is critical to our future success. Our development expenses may increase in future periods, based upon various factors, including:

•	the importance to us of BestValue Routing;

•	the pace of technological change in our industry; and

•	our goal of expanding the applications of our technology.

•	General and Administrative Expenses. Salary, payroll tax and benefit expenses and related costs for general corporate functions, including executive management, finance, administration, facilities, information technology and human resources, together with accounts receivable reserves. We expect that general and administrative expenses will increase in the future as we hire additional personnel and incur additional costs related to the growth of our business and operations.

•	Non-Cash Employee Compensation Expenses. Non-cash employee compensation represents compensation expense incurred in connection with the grant of certain stock options to our employees with exercise prices less than the fair value of our Common Stock at the respective dates of grant. During 1999, but prior to our initial public offering, we granted options to purchase 3,413,500 shares of our Common Stock at exercise prices equal to or less than fair value, resulting in non-cash charges of approximately $12.4 million. Similarly, in connection with our eFusion acquisition during 2000, we were required to take non-cash charges of approximately $700 thousand in connection with options granted in exchange for options previously granted by eFusion. Our non-cash employee compensation charges were fully expensed at the end of the second quarter of 2002.

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

We anticipate that from time to time our operating expenses may increase on a per minute basis as a result of decisions to route additional traffic over the traditional telephone network or private data networks in order to maintain quality transmissions during relatively short periods of time as we transition our network to increased levels of capacity, or to meet peak demands. During these periods, we occasionally experience reductions in volume from certain customers. Historically, we have satisfactorily resolved these transition issues. However, in the future other anticipated or unanticipated operating problems associated with the growth of ITXC.net may develop.

On October 12, 2000, we acquired a 100% interest in eFusion, Inc. (“eFusion”), a provider of voice-enabled applications to service providers, e-commerce companies and call centers, for an aggregate purchase price of approximately $158.8 million. The purchase price consisted primarily of 5.3 million shares of our Common Stock and options to purchase 575,045 shares of our Common Stock. In connection with this transaction, we recorded goodwill of $101.5 million and other intangibles of $32.0 million, all of which were (prior to the impairment charge described below) to be amortized over five years. We also purchased $10.5 million of tangible net assets. The acquisition was accounted for as a purchase, and accordingly, the net assets and results of operations of the acquired business have been included in our Consolidated Financial Statements from the date of acquisition.

In connection with the acquisition of eFusion, we immediately expensed the amount allocated to in-process research and development of $14.8 million in accordance with an independent third party valuation, as technological feasibility had not been established and the technology had no alternative future use as of the date of the acquisition.

Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of” (“SFAS No. 121”) through December 31, 2001, and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) subsequent to 2001 requires recognition of impairment losses for long-lived assets whenever events or changes in circumstances result in impairment indicators being present and the carrying amount of an asset exceeds the sum of the expected future cash flows associated with the asset.

In response to current market conditions and the consequent slower than anticipated growth of the Company’s enhanced services, at its July 2001 board meeting the Company made a strategic decision to reduce expenditures for the development and marketing of enhanced services and reduced headcount in these areas by about 40 people. As a result, the Company revised its cash flow projections and determined that certain long-lived assets related to its October 2000 eFusion acquisition had become impaired. During the second quarter of 2001, the Company recognized a $108.0 million impairment charge, which represented an $86.7 million write-down of goodwill and a $21.3 million write-down of other intangible assets to their fair values.

On October 11, 2001, we sold most of the tangible and intangible assets of our e-commerce business (other than patents) to eStara, Inc., a privately held provider of web-voiced services, in exchange for a 19.9% equity position in eStara, which position has subsequently been diluted. We valued this investment at $700 thousand. We granted certain patent licenses to eStara, while retaining our ownership of such patents. As a result, we determined that there was a further impairment of long-lived assets and recorded a $5.7 million impairment charge during the third quarter of 2001 to write-down such assets to their fair value. In addition, as part of our July and September 2001 business-reorganization plans, we recorded a charge to earnings totaling approximately $3.7 million in the third and fourth quarters of 2001. This charge is primarily comprised of headcount reductions of 70 employees worldwide (approximately $1.5 million) and facility consolidations (approximately $1.5 million) as we closed the Beaverton, Oregon facility in which eFusion had previously operated and terminated or transferred to eStara the employees related to our e-commerce business. The remaining $700 thousand relates to a write-down of the remaining assets at the Beaverton location.

On May 2, 2002 the Company purchased assets which comprised the wholesale call completion business operated by privately-held Nexcom Telecommunications LLC (“Nexcom”) in 11 countries in Eastern Europe, for total consideration of $11.7 million which consisted of $9.0 million in cash and 533,701 shares of the Company’s common stock. 275,459 of those shares and $1.5 million in cash are subject to an escrow agreement supporting Nexcom’s indemnification obligations to the Company. Nexcom had previously provided termination services to the Company in most of the countries in which the assets are located. In connection with the transaction, the Company recorded goodwill of $7.9 million; and other intangibles of $2.9 million related to vendor agreements, customer lists and licenses, which will be amortized over periods ranging from 3 to 80 months. These values were determined using an independent third party valuation. Also included in the purchase were $0.8 million of property, plant and equipment. The acquisition was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”, and accordingly, the net assets and results of operations have been included in the Consolidated Financial Statements from the date of acquisition. The acquisition would not have had a material impact on the Company’s results of operations, had the acquisition been completed at the beginning of the years presented.

Since our inception in July 1997, we have experienced operating losses in each quarterly and annual period and negative cash flows from operations in each quarter since we commenced offering services over ITXC.net in April 1998. As of December 31, 2002, we had an accumulated deficit of $315.2 million. The profit potential of our business is unproven, and our limited operating history makes an evaluation of us and our prospects difficult. We may not achieve profitability or, if we achieve profitability, we might not sustain profitability.

Results of Operations for the Years Ended December 31, 2002, 2001 and 2000

Revenue

Telecommunications revenue for the years ended December 31, 2002, 2001 and 2000 was $268.4 million, $173.2 million and $84.8 million, respectively. The principal aspect of this increase was the increased revenue generated from our WWeXchange service, which provides international call completion to our customers and enables them to offer their own customers phone-to-phone global voice service. Almost all of our total revenue during 2002 was derived from our WWeXchange service. The remaining revenue was derived principally from our webtalkNOW! service, a PC-to-telephone service which allows Internet portals, Internet service providers and web sites to offer web-to-phone calling to their customers under their own brands.

We have increased the volume of WWeXchange service traffic over ITXC.net. In terms of minutes of traffic, we increased our minutes to 3.1 billion in 2002 from 1.9 billion minutes in 2001. Our average revenues per minute for WWeXchange service declined to 8.6 cents per minute in 2002 from 9.0 cents per minute during 2001. The decline in average revenues per minute is primarily attributable to increased competition and changes in route mix.

Our webtalkNOW! traffic declined significantly from 190 million minutes in 2000 to 34 million minutes in 2001 as a result of the significant decline in the number and financial strength of the Internet-based (so-called “dot.com”) consumer businesses that formed a portion of the potential customer base of our webtalkNOW! service and the greatly weakened financial condition of the surviving competitive local exchange carriers (CLECs). The traffic increased slightly to 35 million minutes in 2002.

We increased our emphasis on margin, rather than revenue, beginning in 2001 and thereafter used margin as the major basis for sales compensation.

Operating Expenses

Data Communications and Telecommunications Expenses.    During the past three years, the percentage relationship of data communications and telecommunications expenses to telecommunications revenue was as follows:

Year Ended December 31	Data Communications and Telecommunications Expenses	Revenue	Percentage
2002	$234.3 million	$268.4 million	87.3%
2001	$150.1 million	$173.2 million	86.6%
2000	$ 74.9 million	$ 84.8 million	88.3%

The year to year increases in the dollar amount of such costs primarily reflected the increased traffic during these years as well as costs associated with establishing and increasing capacity at our hubs in anticipation of future growth in traffic.

Network Operations Expenses.    Network operations expenses decreased to $8.2 million during the year ended December 31, 2002 from $8.8 million during the year ended December 31, 2001 and increased from $5.8 million during the year ended December 31, 2000. Such expenses primarily reflected the cost of operating our 24-hours-a-day, 7 days-a-week network operations center, as well as start-up costs associated with the New Jersey; California and England hubs. Such costs represented 3.0%, 5.1% and 6.9%, respectively, of telecommunications revenues during the years ended December 31, 2002, 2001 and 2000, respectively. This improvement in 2002 resulted from a number of factors, including the elimination of a duplicative network operation center in Beaverton, absence of certain start-up expenses associated with hubs brought online or improved in 2001 and an increased revenue base in 2002. In general, network operations expenses are not proportional to the volume of our traffic; regardless of our volume, we are required to pay the salaries and related costs associated with operating our network operations center in Princeton. We closed our New York hub and consolidated its operations with our New Jersey hub in 2001. We anticipate that we will be able to continue to leverage network operations expenses over a larger revenue base in future periods. Such expectation represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ from such expectation as a result of a number of factors, including the extent to which we incur unanticipated expenses associated with the expansion of our hubs and the growth of our network. In early 2003 we announced a new network hub in Germany.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased to $31.4 million during the year ended December 31, 2002 from $44.8 million during the year ended December 31, 2001 and increased from $30.1 million during the year ended December 31, 2000. As a percentage of revenues, SG&A expenses decreased to 11.7% in 2002 from 25.9% in 2001 and 35.5% in 2000, reflecting the leveraging of such expenses over our significantly increased revenue base. This improvement in 2002 was mainly due to favorable experience in bad debt expense and to savings associated with the closing of the Beaverton, Oregon facility during 2001 and elimination of associated headcount. Selling, general and administrative expenses during 2002, 2001 and 2000 included charges of $1.8 million, $7.6 million and $3.5 million, respectively, representing accounts receivable reserves and write-offs. Accounts receivable reserves and bad debt experience have been in large part a function of the financial state of the telecommunications companies who are the Company’s customers. The industry continues to experience bankruptcies of carriers, including large carriers such as WorldCom and Global Crossing. In order to minimize accounts receivable reserves and write-offs, the Company has closely monitored credit exposure to customers, has rejected customers that represented unacceptable credit risks, has limited the business the Company would accept from customers whom the Company judges to bear credit risk and has made significant efforts to assure that bilateral arrangements permit the offset of accounts receivable against accounts payable. Nonetheless, during the first quarter of 2003 the Company ceased doing business with Interactive Marketing Technologies Inc. (“IMT”), which is past due on over $8.7 million of obligations from services provided by the Company in the first quarter of 2003. IMT has since sued the Company, and while the Company believes IMT’s lawsuit to be without merit, and the Company will take all available steps to collect the debts owed, the collectibility of that debt is not certain. The Company anticipates charges against first quarter 2003 earnings of approximately $8.7 million relating to IMT. At December 31, 2002, we had 280 employees, as compared with 222 employees one year earlier.

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

Depreciation

Depreciation expense increased to $25.2 million in 2002 from $19.8 million in 2001 and $11.1 million in 2000, reflecting the expansion of our network and hubs and the addition of new technologies deployed throughout our network. As a percentage of revenue, depreciation expense was 9.4% in 2002, 11.4% in 2001 and 13.1% in 2000. We added capital expenditures of $24.8 million during 2002. The adoption of the switchless architecture and standardization on Cisco products is not expected to have a material effect on the level of depreciation expense in the immediate future.

Amortization and Write-Off of Intangibles

In connection with our May 2, 2002 acquisition of the assets of Nexcom, we recorded $7.9 million of goodwill and $2.9 million of other intangibles. Approximately $400 thousand of intangibles was amortized in 2002. In 2001, we amortized $13.7 million of intangibles and we recognized $113.7 million of impairment charges related to the Company’s October 2000 eFusion acquisition. In 2000, we amortized $5.1 million of the goodwill associated with the eFusion acquisition, amortized $1.6 million of intangibles and wrote off $14.8 million of in-process research and development associated with our eFusion acquisition.

Impairment of Fixed Assets

In the fourth quarter of 2002 we began the process of simplifying our network to eliminate the need for circuit-switches in new installations. The Company is planning to evaluate existing installations to see if these installations can be similarly simplified to benefit customers. Accordingly, we recognized $7.5 million of impairment charges related to the migration to a Cisco-based architecture and to a switch-less environment. In 2003, we will continue our migration and the results of these may require us to write-off up to $1 million more of existing capital equipment, net, in future quarters.

Restructuring Charges

During 2002 and 2001, we incurred $1.8 and $3.7 million, respectively, of restructuring charges. Approximately $1.0 million of charges in 2002 related to the sub-lease on our headquarters space effective January 2002. The remaining charges in 2002 related to charges associated with real estate leases for our closed office in Beaverton, Oregon. The Company has reached a settlement with the landlord for the Beaverton, Oregon facility thus eliminating all future restructuring charges related to this lease. Charges in 2001 relate to the steps we took to terminate our e-commerce operations in Beaverton, Oregon.

Non-Cash Employee Compensation Expenses

Non-cash employee compensation expense was $1.4 million during the year ended December 31, 2002, $3.5 million during the year ended December 31, 2001 and $4.9 million during the year ended December 31, 2000, representing amortization of deferred compensation incurred in connection with the grant of options at exercise prices less than fair value. The decline in this charge during 2002 and 2001 reflects the cancellation of options held by individuals whom we no longer employ, as well as the completion of vesting periods for certain options. Our non-cash employee compensation charges were fully expensed at the end of the second quarter of 2002.

Interest and Other Income

Our interest income, net, principally, represents income from cash and investments which, in turn, were derived from capital contributions made by our investors. In addition to the capital invested near the inception of our business, we raised net proceeds of $9.9 million and $14.9 million from a group of investors in private transactions completed during April 1998 and February 1999, respectively, we raised net proceeds of $78.4 million from our initial public offering completed in October 1999 and we raised net proceeds of $161.4 million from our follow-on public offering completed in March 2000. During the years ended December 31, 2002, 2001 and 2000, the interest on our marketable securities, including the interest earned on the proceeds from our initial and follow-on public offerings, exceeded the interest that we paid on our line of credit and capital leases by $2.6 million, $8.7 million and $11.1 million, respectively. The reduction in interest income, net, during 2002 and 2001 reflects a lowering of the rates that we earned on our cash and investments and the deployment of a portion of these assets into our operating business.

Loss Associated with Investments and Joint Venture

During 2002, we determined that there was an other than temporary impairment in the value of our eStara investment which resulted in a $700 thousand charge in the fourth quarter. The $250 thousand charge recorded in 2001 related to a strategic investment that we made in a private e-commerce company. Based on the poor financial condition and the remote probability of success, we believe that an other-than temporary decline in this investment has occurred and accordingly we wrote off the investment in its entirety. During 2000, we incurred non-cash charges of $15.6 million relating to the modifications made in our South American joint venture. Approximately $8.2 million of these charges reflected the difference between the value of our stock that we issued at the time of such modifications and the value of the capital stock that we received in exchange for that stock (valued as of the time of the transaction). The balance of these charges relates to a reduction in the value of the shares that we received, reflecting an other-than temporary decline in such investment. See Note 1 of the Notes to our Consolidated Financial Statements presented elsewhere in this Annual Report.

Tax Expense

Due to new New Jersey State regulations in 2002, we recorded approximately $200 thousand of state income taxes. We also recorded approximately $200 thousand of tax expenses related to our overseas offices.

Quarterly Financial Information

The following table sets forth certain operating data and consolidated statements of operations data for our most recent eight quarters. The financial information has been derived from our unaudited Consolidated Financial Statements. In our management’s opinion, this unaudited financial information has been prepared on the same basis as the annual Consolidated Financial Statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarters presented. This information should be read in conjunction with our Consolidated Financial Statements and the related notes included elsewhere in this Annual Report. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
	(in thousands except per share data)

Minutes of traffic over ITXC.net	658,000	778,000	838,000	847,000
Revenues:
Telecommunications revenues	$57,712	$65,997	$70,137	$74,535

Costs and expenses:
Data communications and telecommunications (exclusive of depreciation shown separately below)	48,604	56,308	62,495	66,908
Network operations (exclusive of depreciation shown separately below and exclusive of equity related charges included in non-cash employee compensation)	1,951	1,938	2,113	2,177
Selling, general and administrative (exclusive of depreciation shown separately below and exclusive of equity related charges included in non-cash employee compensation)	7,031	7,051	7,966	9,317
Depreciation	5,723	6,197	6,552	6,749
Amortization and write-off of intangibles	6	96	128	121
Impairment of fixed assets	—	—	—	7,539
Restructuring charges	1,079	151	134	409
Non-cash employee compensation	697	697	—	—

Total costs and expenses	65,091	72,438	79,388	93,220
Loss from operations	(7,379)	(6,441)	(9,251)	(18,685)
Loss associated with investments	—	—	—	(700)
Interest income, net	883	682	624	388
Loss before income tax	(6,496)	(5,759)	(8,627)	(18,997)
Income tax expense	—	—	150	247
Net loss	$(6,496)	$(5,759)	$(8,777)	$(19,244)
Loss per share	$(0.14)	$(0.12)	$(0.19)	$(0.44)

	March 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
	(in thousands except per share data)

Minutes of traffic over ITXC.net	358,000	406,000	566,000	606,000
Revenues:
Telecommunications revenues	$36,143	$38,801	$46,467	$51,809

Costs and expenses:
Data communications and telecommunications (exclusive of depreciation shown separately below	32,024	34,036	40,201	43,816
Network operations (exclusive of depreciation shown separately below and exclusive of equity related charges included in non-cash employee compensation)	2,168	2,243	2,251	2,153
Selling, general and administrative (exclusive of depreciation shown separately below and exclusive of equity related charges included in non-cash employee compensation)	15,013	11,204	10,517	8,053
Depreciation	4,584	4,912	5,149	5,170
Amortization and write-off of intangibles	6,673	6,707	348	6
Impairment of fixed assets	—	108,022	5,715	—
Restructuring charges	—	—	3,443	270
Non-cash employee compensation	876	876	1,005	698

Total costs and expenses	61,338	168,000	68,629	(60,166)
Loss from operations	(25,195)	(129,199)	(22,162)	(8,357)
Loss associated with investments	(250)	—	—	—
Interest and other income	2,717	2,428	1,904	(1,672)
Net loss	$(22,728)	$(126,771)	$(20,258)	$(6,685)
Loss per share	$(0.50)	$(2.80)	$(0.45)	$(0.15)

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

Net cash used in financing activities was $12.9 million for the year ended December 31, 2002 and $3.3 million for the year ended December 31, 2001, principally reflecting the stock repurchase in the fourth quarter of 2002, the repayment of capital lease obligations and the repayment of our equipment line of credit. Net cash provided by financing activities was $161.8 million for the year ended December 31, 2000 and was primarily attributable to net proceeds from the issuance of our capital stock.

Net cash used in operating activities amounted to $4.6 million, $25.3 million and $23.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. Cash used in operating activities in these periods was primarily the result of net operating losses and increased accounts receivable, partially offset by increases in accounts payable and accrued expenses.

Net cash used in investing activities was $2.4 million for the year ended December 31, 2002 and was primarily related to the purchases of property and equipment, the purchase of the Nexcom assets, offset by the sale of available for sale securities. Net cash provided by investing activities was $44.8 million for the year ended December 31, 2001, primarily as the result of the sale of $55.4 million of available for sale securities offset by the purchases of property and equipment. Net cash used in investing activities was $150.4 million for the year ended December 31, 2000 and was primarily related to the purchases of property and equipment and purchases of investments with the proceeds of our initial public offering and follow-on offering.

As of December 31, 2002, our principal commitments consisted of obligations outstanding under operating and capital leases. At that date, future minimum payments for non-cancelable leases include required payments of $5.0 million during 2003 and $17.2 million for years 2004-2007 and thereafter under all leases. The minimum lease payments have not been reduced by minimum operating sublease rentals of $1.9 million due in the future under non-cancelable subleases. We anticipate a substantial increase in capital expenditures and lease commitments consistent with the anticipated growth in operations, infrastructure and personnel.

On October 23, 2002 the Company announced that its Board of Directors had authorized a stock repurchase program for up to $10 million. Any purchases under this repurchase program may be made from time-to-time either in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice. As of December 31, 2002, the Company had used $9,813,811 of this authorization to repurchase a total of 3,883,700 shares. Included in this total was the negotiated direct purchase of 3,783,000 shares from VocalTec Communications Inc. at $2.53 per share, pursuant to a purchase agreement. On March 31, 2003 the Board authorized an additional $5 million repurchase.

During the second quarter of 2002, the Company terminated a credit facility with a bank and paid the remaining $1.1 million of the equipment note payable. In conjunction with the Company’s letter of credit facility for its Princeton, New Jersey lease, the Company has $2.2 million of restricted cash.

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

The following summarizes the Company’s contractual obligations at December 31, 2002, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Capital Lease Obligations	$2,464,234	$2,188,175	$276,059	$—	$—
Operating Leases	19,790,304	2,828,938	4,406,872	4,428,009	8,126,485

Total Contractual Cash Obligations	$22,254,538	$5,017,113	$4,682,931	$4,428,009	$8,126,485

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1 – 3 years	4 – 5 years	Over 5 years
Lines of Credit	$—	$—	$—	$—	$—
Standby Letters of Credit	2,133,923	—	—	—	2,133,923

Total Commercial Commitments	$2,133,923	$—	$—	$—	$2,133,923

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, “Business Combinations, and Statement” and No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. Effective January 1, 2002, the Company adopted SFAS No. 142. The Company did not have any goodwill or indefinite life intangible assets at January 1, 2002; accordingly, adoption of SFAS No. 142 did not have an impact on the Company. The Company conducted the required annual review of goodwill resulting from the May 2002 Nexcom acquisition on October 1, 2002 and concluded that no impairment existed.

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

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The effective date for this statement is January 1, 2002 and supersedes SFAS No. 121. SFAS No. 144 carries forward from SFAS No. 121 the fundamental guidance related to the recognition and measurement of an impairment loss related to assets to be held and used and provides guidance related to the disposal of long-lived assets to be abandoned or disposal by sale. The adoption of this standard did not have a significant impact on the Company’s consolidated results of operations and financial position.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the impact of the method used on reported results. The disclosure provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002 and have been incorporated into the consolidated financial statements and accompanying notes presented elsewhere herein.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We had investments of approximately $88.6 million as of December 31, 2002, in certain marketable securities, which primarily consisted of short-term fixed income investments. Due to the short-term nature of our investments we believe that the effects of changes in interest rates are limited and would not have a material impact on our consolidated financial condition or operating results.

Item 8.    Financial Statements and Supplementary Data

We have set forth our annual financial statements on the “F” pages that follow this page. The index of our financial statements is set forth in Item 15 of this Annual Report.

Report of Independent Auditors

Board of Directors and Stockholders

ITXC CORP. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of ITXC Corp. and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ITXC Corp. and subsidiaries at December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2, in 2002, the Company changed its method of accounting for goodwill and other intangible assets.

/S/    ERNST & YOUNG LLP

MetroPark, New Jersey

February 11, 2003

ITXC CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$33,027,369	$53,193,357
Marketable securities	60,433,091	94,361,251
Accounts receivable, net of allowance of $2,440,000 in 2002 and $3,737,000 in 2001	25,332,565	21,189,007
Prepaid expenses and other current assets	5,360,291	2,875,980
Restricted cash	2,215,073	—

Total current assets	126,368,389	171,619,595
Property and equipment, net	34,727,391	42,359,300
Goodwill	7,913,319	—
Other intangibles, net of amortization of $352,000 in 2002 and $6,000 in 2001	2,689,569	101,648
Other assets	871,449	1,300,700

Total assets	$172,570,117	$215,381,243

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$26,889,716	$21,628,317
Accrued expenses and other current liabilities	7,774,516	5,951,163
Customer deposits	624,567	734,365
Equipment line of credit	—	1,196,660
Current portion of capital lease obligations	2,127,729	3,290,981

Total current liabilities	37,416,528	32,801,486
Capital lease obligations, less current portion	171,503	1,976,676

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.001 par value, authorized 15,000,000 shares; issued and outstanding, none in 2002 and 2001	—	—
Common Stock, $.001 par value, authorized 400,000,000 shares; issued, 46,674,602 shares in 2002; and 45,726,102 shares in 2001; outstanding, 42,790,902 shares in 2002; and 45,726,102 in 2001	46,675	45,726
Additional paid-in capital	459,832,135	456,216,326
Deferred employee compensation	—	(1,394,722)
Accumulated other comprehensive income	117,258	660,354
Accumulated deficit	(315,200,171)	(274,924,603)
Treasury stock	(9,813,811)	—

Total stockholders’ equity	134,982,086	180,603,081

Total liabilities and stockholders’ equity	$172,570,117	$215,381,243

See accompanying notes.

ITXC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2002	2001	2000
Total revenues	$268,381,563	$173,220,406	$84,783,282

Costs and expenses:
Data communications and telecommunications (exclusive of depreciation shown separately below)	234,316,147	150,077,067	74,858,629
Network operations (exclusive of depreciation shown separately below and exclusive of $192,526, $466,704 and $549,263 of equity related charges included in non-cash employee compensation in 2002, 2001, and 2000, respectively)	8,178,036	8,814,720	5,836,347
Selling, general and administrative (exclusive of depreciation shown separately below and exclusive of $1,202,196, $2,988,497 and $4,323,872 of equity related charges included in non-cash employee compensation in 2002, 2001, and 2000, respectively)	31,362,984	44,787,317	30,103,257
Depreciation	25,220,322	19,814,876	11,090,548
Amortization and write-off of intangibles	352,080	127,471,548	9,632,129
Impairment of fixed assets	7,538,697	—	—
Restructuring charges	1,773,657	3,712,747	—
Purchased in-process research and development	—	—	14,805,000
Non-cash employee compensation	1,394,722	3,455,201	4,873,135

Total costs and expenses	310,136,645	358,133,476	151,199,045

Loss from operations	(41,755,082)	(184,913,070)	(66,415,763)
Loss associated with investments	(700,000)	(250,000)	(15,619,000)
Interest and other income	3,104,716	9,685,037	11,783,418
Interest expense	(528,115)	(963,833)	(712,912)

Loss before income taxes	(39,878,481)	(176,441,866)	(70,964,257)
Income tax expense	397,087	—	—

Net loss	$(40,275,568)	$(176,441,866)	$(70,964,257)

Basic and diluted net loss per share applicable to common stockholders	$(0.88)	$(3.89)	$(1.81)

Weighted average shares used in computation of basic and diluted net loss per share applicable to common stockholders	45,590,008	45,391,764	39,292,353

See accompanying notes.

ITXC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2000, 2001 and 2002

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deferred Employee Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total
Balance, December 31, 1999	35,816,401	$35,816	$118,089,750	$(10,240,858)	—	$(27,518,480)	—	$80,366,228
Cancellation of options	—	—	(966,609)	966,609	—	—	—	—
Amortization of non-cash employee compensation	—	—	—	4,873,134	—	—	—	4,873,134
Issuance of common stock for exercise of options	1,676,722	1,677	1,080,248	—	—	—	—	1,081,925
Issuance of common stock and options for acquisition of eFusion	5,340,105	5,340	157,521,901	(733,241)	—	—	—	156,794,000
Issuance of common stock for joint venture exit agreement	150,000	150	16,118,850	—	—	—	—	16,119,000
Issuance of common stock for employee stock purchase plan	63,915	63	654,835	—	—	—	—	654,898
Issuance of common stock for secondary public offering	2,000,000	2,000	161,379,450	—	—	—	—	161,381,450
Adjustment to reflect short swing sale	—	—	1,208,778	—	—	—	—	1,208,778
Unrealized gain on available for sale securities	—	—	—	—	768,804	—	—	768,804
Net loss	—	—	—	—	—	(70,964,257)	—	(70,964,257)

Total comprehensive loss	—	—	—	—	—	—	—	(70,195,453)

Balance, December 31, 2000	45,047,143	$45,046	$455,087,203	$(5,134,356)	$768,804	$(98,482,737)	—	$352,283,960
Cancellation of options	—	—	(284,433)	284,433	—	—	—	—
Amortization of non-cash employee compensation	—	—	—	3,455,201	—	—	—	3,455,201
Issuance of common stock for exercise of options	515,463	516	539,899	—	—	—	—	540,415
Issuance of common stock for employee stock purchase plan	163,496	164	873,657	—	—	—	—	873,821
Unrealized loss on available for sale securities	—	—	—	—	(312,408)	—	—	(312,408)
Foreign exchange translation adjustment	—	—	—	—	203,958	—	—	203,958
Net loss	—	—	—	—	—	(176,441,866)	—	(176,441,866)

Total comprehensive loss	—	—	—	—	—	—	—	(176,550,316)

Balance, December 31, 2001	45,726,102	$45,726	$456,216,326	$(1,394,722)	$660,354	$(274,924,603)	—	$180,603,081
Amortization of non-cash employee compensation	—	—	—	1,394,722	—	—	—	1,394,722
Issuance of common stock for exercise of options	191,359	191	329,808	—	—	—	—	330,000
Issuance of common stock for employee stock purchase plan	223,440	224	735,444	—	—	—	—	735,667
Purchase of treasury stock	(3,883,700)	—	—	—	—	—	(9,813,811)	(9,813,811)
Issuance of stock for Nexcom acquisition	533,701	534	2,550,557	—	—	—	—	2,551,091
Unrealized loss on available for sale securities	—	—	—	—	(255,945)	—	—	(255,945)
Foreign exchange translation adjustment	—	—	—	—	(287,151)	—	—	(287,151)
Net loss	—	—	—	—	—	(40,275,568)	—	(40,275,568)

Total comprehensive loss	—	—	—	—	—	—	—	(40,818,664)

Balance, December 31, 2002	42,790,902	$46,675	$459,832,135	$—	$117,258	$(315,200,171)	$(9,813,811)	$134,982,086

See accompanying notes.

ITXC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2002	2001	2000
Operating activities
Net loss	$(40,275,568)	$(176,441,866)	$(70,964,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	25,220,322	19,814,876	11,090,548
Amortization and write-off of intangibles	352,080	127,471,548	9,632,129
Impairment of fixed assets	7,538,697	—	—
Purchased in-process research and development	—	—	14,805,000
Provision for doubtful accounts	1,471,123	7,646,180	3,514,259
Non-cash restructuring charges	559,912	652,871	—
Loss associated with investment	700,000	250,000	15,619,000
Realized loss (gain) on sale of investments	5,194	(787,188)	—
Amortization of non-cash deferred employee compensation	1,394,722	3,455,201	4,873,135
Amortization of original issue discounts	8,448	(1,366,923)	(2,690,095)
Changes in operating assets and liabilities:
Increase in accounts receivable	(5,614,681)	(11,231,419)	(15,335,902)
(Increase) decrease in prepaid expenses and other assets	(2,829,724)	212,846	(1,384,197)
Increase in accounts payable and accrued expenses	7,026,470	5,163,317	6,711,816
(Decrease) in customer deposits	(109,798)	(159,834)	451,959

Net cash used in operating activities	(4,552,803)	(25,320,391)	(23,676,605)

Investing activities
Purchase of property and equipment	(24,804,588)	(24,544,353)	(24,732,996)
Purchase of Nexcom assets	(9,051,716)	—	—
Restricted cash	(2,215,073)	—	—
Purchase of service contract rights	—	—	(14,983)
Cash of business acquired for stock, net of acquisition costs	—	—	8,175,745
Purchase of available for sale securities	(127,388,666)	(140,217,749)	(411,378,601)
Sale of available for sale securities	56,128,656	55,360,866	—
Maturities of available for sale securities	104,918,582	154,217,970	277,547,974

Net cash (used in) provided by investing activities	(2,412,805)	44,816,734	(150,402,861)

Financing activities
Repayment of capital lease obligations	(2,968,425)	(4,163,176)	(2,287,089)
Repayment of equipment line of credit	(1,196,660)	(526,531)	(209,737)
Treasury stock	(9,813,811)	—	—
Proceeds from exercise of stock options	330,000	540,415	1,081,925
Proceeds from issuance of common stock related to employee stock purchase plan	735,667	873,821	654,898
Proceeds from public offerings	—	—	161,381,450
Proceeds from short swing sale	—	—	1,208,778

Net cash (used in) provided by financing activities	(12,913,229)	(3,275,471)	161,830,225
Effect of exchange rate fluctuation on cash	(287,151)	203,958	—

(Decrease) increase in cash	(20,165,988)	16,424,830	(12,249,241)
Cash and cash equivalents at beginning of year	53,193,357	36,768,527	49,017,768

Cash and cash equivalents at end of year	$33,027,369	$53,193,357	$36,768,527

Supplemental disclosures of cash flow information
Cash paid for interest	$528,115	$963,833	$712,912

Fixed assets financed by capital leases	$572,349	$1,071,842	$6,876,588

See accompanying notes.

ITXC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Nature of Business

ITXC Corp. (the “Company”) is a Delaware corporation, incorporated on July 21, 1997. The Company was founded for the purpose of providing Internet voice, fax and voice-enabled services primarily to traditional telephone companies, Internet service providers and telecommunications resellers, under the brand name WWeXchange, for which revenues commenced in 1998. The Company operates in one business segment.

Public Offerings

On October 1, 1999, the Company completed an initial public offering (IPO) of 7.2 million shares of Common Stock at a price of $12.00 per share, generating net proceeds of approximately $78.4 million. Under the Company’s Certificate of Incorporation, all outstanding shares of Series B Redeemable Convertible Preferred Stock and Series C Redeemable Convertible Preferred Stock were converted into shares of Common Stock, effective upon the closing of the Company’s IPO, resulting in the issuance of an additional 18.2 million shares of Common Stock.

On March 15, 2000, the Company completed a public offering of Common Stock at a price of $85.00 per share. The Company sold 2 million shares, generating net proceeds to the Company of approximately $161.4 million, while certain stockholders sold 2 million previously unregistered shares. Certain of these shares were sold by an executive officer of the Company within six months after his minor children had acquired shares of the Company’s Common Stock. In accordance with SEC rules, the officer remitted $1.2 million to the Company in April, 2000. Such amount is included in additional paid-in capital.

Subsidiaries and Joint Venture

The Company conducts operations using a number of subsidiaries, domestically and internationally. Several of these subsidiaries hold forms of operating licenses from regulatory authorities. All such subsidiaries are wholly owned.

In July 1998, the Company obtained a 49% interest in ITXC Comunicacoes Ltda (“ITXC Ltda”), a newly formed Brazilian joint venture, in consideration of rights to certain technology, which will provide exchange carrier long-distance services in Brazil. The Company’s ownership interest in ITXC Ltda is accounted for under the equity method of accounting. The ITXC Ltda joint venture agreement, as amended, provided for an exit clause triggered by an acquisition of the Company, certain business combinations, failure of the Company or ITXC Ltda to meet certain performance thresholds or the occurrence of certain other events. If any of these events occurred, the clause provided the Company a call option and provided TeleNova Communicacoes Ltda and its assignee (collectively, “TeleNova”) a put option which required the Company to acquire TeleNova’s interest in ITXC Ltda. In February 2000, the Company agreed to issue 150,000 shares of its Common Stock to affiliates of TeleNova in exchange for: (i) 600,000 shares of TeleNova stock, (ii) termination of the call and put options and (iii) certain contractual commitments by each party. As part of this agreement, the parties also terminated the joint venture agreement and related license agreement. This resulted in a charge to operations amounting to $8.2 million which reflected the difference between the value of ITXC stock that was issued at the time of such modifications and the value of the TeleNova capital stock that the Company received in exchange. In December 2000, the Company reduced its investment in TeleNova by $7.4 million to approximately $500,000, which is accounted for on a cost basis, and is included in other assets, reflecting an other-than temporary decline in the value of such investment. There was no change in the carrying value of the investment in TeleNova during 2001 and 2002.

On October 12, 2000, the Company acquired a 100% interest in eFusion, Inc., a provider of voice-enabled applications to service providers (see Note 6). On November 6, 2000, eFusion Inc.’s name was changed to ITXC, Inc. See Note 7 for information regarding the disposition of this business.

In May 2002, ITXC Global Corp., a wholly owned subsidiary, was formed for the purpose of conducting certain international operations.

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

ITXC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Marketable Securities

Marketable securities consist of fixed income investments which can be readily purchased or sold using established markets. In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designations as of each balance sheet date. Such investments are classified as available-for-sale. Fair value is based on quoted market prices. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, as well as interest, are included in interest income. Realized gains and losses and declines in value judged to be other-than temporary are included in investment income. The cost of securities sold is based on the specific identification method.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of accounts receivable.

The following table summarizes the customers representing over 10% of revenue for the years ended December 31, 2002, 2001 and 2000 or accounts receivable for the years ended December 31, 2002 and December 31, 2001:

	Revenue			Accounts Receivable
	2002	2001	2000	2002	2001
Customer A	13%	16%	—	—	18%
Customer B	—	—	—	17%	—
Customer C	—	—	—	14%	14%

The Company performs a credit evaluation of all new customers and requires certain customers to provide collateral in the form of a cash deposit. Where the Company both originates and terminates traffic with the same customer, where practical the Company provides for a right to offset and netting provisions in its bilateral agreements. These are intended to reduce credit exposure by permitting the Company to offset amounts it owes the customer with amounts that the customer owes the Company. However, in the event of customer bankruptcy, the courts do not always enforce such offsetting provisions. Nonetheless, during the first quarter of 2003 the Company ceased doing business with Interactive Marketing Technologies Inc. (“IMT). See Note 20—Subsequent Events.

Depreciation and Amortization

Property and equipment are recorded at cost and are depreciated over the estimated useful lives and leasehold improvements are depreciated over the term of the lease or over the estimated useful lives, whichever is shorter, utilizing the straight-line method as follows:

Estimated Useful Life

Network equipment and software	2-3 years
Furniture, fixtures and office equipment	3-7 years
Leasehold improvements	life of lease

Other intangibles relate to vendor agreements, customer lists and licenses recorded in association with the Nexcom purchase in May 2002. See Note 6 regarding the acquisition. They are being amortized over periods ranging from 3 to 80 months.

Revenue Recognition

The Company recognizes telecommunications revenue and the related costs at the time the services are rendered. Telecommunications revenue is derived from fees charged to terminate voice and fax services over the Company’s network.

Advertising

Advertising costs are expensed as incurred. During 2002, 2001 and 2000, the Company expensed approximately $209,000, $339,000 and $231,000, respectively, of such costs.

Research and Development

Development costs are expensed as incurred. Development costs of approximately $5,299,000, $7,778,000 and $6,121,000 were expensed in 2002, 2001 and 2000, respectively, and are included in selling, general and administrative costs.

ITXC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Tax

Deferred income taxes are determined using the liability method in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities (i.e. temporary differences) and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, if necessary, to reduce deferred tax assets to an amount that will more likely than not be realized in future periods. Income tax expense is comprised of the current tax payable or refundable for the period plus or minus the net change in deferred tax assets and liabilities.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” using an intrinsic value approach to measure compensation expense, if any. Appropriate disclosures using a fair value based method, as provided by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, are also reflected in these notes to the financial statements. The Company has not issued any options other than to employees and directors.

The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock options, with supplemental information as if the fair value recognition provisions of SFAS No. 123 had been applied for the following years:

	2002	2001	2000
Net loss applicable to common stockholders	$(40,275,568)	$(176,441,866)	$(70,964,257)
Add back: stock-based compensation, as reported pursuant to APB 25	1,394,722	3,455,201	4,873,135
Deduct: total stock-based compensation determined under fair value based methods for all awards	(14,653,150)	(8,294,501)	(15,683,367)

Adjusted net loss, fair value method for all stock- based awards	$(53,533,996)	$(181,281,166)	$(81,774,489)

Basic and diluted net loss per share, as reported	(0.88)	(3.89)	(1.81)

Basic and diluted net loss per share, SFAS 123 adjusted	(1.17)	(3.99)	(2.08)

Recent Accounting Pronouncements

Effective July 1, 2001, the Company adopted SFAS No. 141 “Business Combinations” and effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No.141 requires business combinations initiated after July 1, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of intangible assets that are required to be recognized and reported separate from goodwill. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. The Company did not have any goodwill or indefinite life intangible assets at January 1, 2002; accordingly, adoption of SFAS No. 142 did not have an impact on the Company. The Company conducted the required annual review of goodwill resulting from the May 2002 Nexcom acquisition on October 1, 2002 and concluded that no impairment existed.

The following table reflects unaudited pro forma results of operations of the Company, giving effect to SFAS No. 142 as if it were adopted on January 1, 2001:

	Year ended December 31,
	2002	2001	2000
Net loss, as reported	$(40,275,568)	$(176,441,866)	$(70,964,257)
Add back: amortization expense, net of tax	—	10,184,795	5,075,599

Pro forma net loss	$(40,275,568)	$(166,257,071)	$(65,888,658)

Basic and diluted loss per common shareholders:
As reported	$(0.88)	$(3.89)	$(1.81)

Pro forma	$(0.88)	$(3.66)	$(1.68)

ITXC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The effective date for this statement is January 1, 2002 and supersedes SFAS No. 121. SFAS No. 144 carries forward from SFAS No. 121 the fundamental guidance related to the recognition and measurement of an impairment loss related to assets to be held and used and provides guidance related to the disposal of long-lived assets to be abandoned or disposal by sale. The adoption of SFAS No. 144 had no significant impact on the Company’s consolidated results of operations and financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of SFAS No. 146 is required beginning January 1, 2003. The Company believes that the adoption of this standard will not have a significant impact on its consolidated results of operations and financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the impact of the method used on reported results. The disclosure provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002 and have been incorporated into these financial statements and accompanying notes.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, short-term borrowings and accounts payable, are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. The fair value of long-term borrowings approximates its carrying value as it bears interest at a floating rate.

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

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars in accordance with FASB Statement No. 52, “Foreign Currency Translation”. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates have been reported in other comprehensive income.

Comprehensive Income

The components of accumulated other comprehensive income include unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments.

3.    Available for Sale Investments

The Company’s available for sale investments including amounts in cash equivalents ($28,210,923 and $46,276,522 at December 31, 2002 and 2001, respectively) and marketable securities are as follows:

ITXC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2002	2001
Money market funds	$28,210,923	$46,276,522
Commercial paper	—	7,967,804
Certificates of deposit	—	3,032,660
U.S. Treasury securities and obligations of U.S. government corporations and agencies	12,883,147	20,178,557
Corporate bonds	21,517,413	27,049,101
Asset-backed securities	26,032,531	36,133,129

Total	$88,644,014	$140,637,773

Gross realized (losses) and gains for the years ended December 31, 2002 and December 31, 2001 were ($5,000) and $787,000, respectively. The amounts were immaterial in 2000.

The Company’s available for sale securities have the following maturities at December 31, 2002:

Due in one year or less	$45,473,251
Due after one year through five years	37,409,807
Due after five years through ten years	—
Due after ten years	5,760,956

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

The Company wrote-off accounts receivable of approximately $2,800,000, $6,034,000 and $2,674,000 during 2002, 2001 and 2000, respectively.

5.    Property and Equipment

Property and equipment is comprised of the following:

	December 31,
	2002	2001
Network equipment and software	$63,124,568	$61,720,871
Furniture, fixtures and office equipment	13,053,300	10,621,623
Leasehold improvements	2,314,134	2,023,601

	78,492,002	74,366,095
Less accumulated depreciation and amortization	43,764,611	32,006,795

	$34,727,391	$42,359,300

Equipment under capital leases totaled approximately $12,784,000 and $12,212,000 at December 31, 2002 and 2001, respectively. Included in accumulated depreciation is approximately $11,000,000 and $7,111,000 related to such assets at December 31, 2002 and 2001, respectively.

During 2002, the Company recognized $7.5 million of impairment charges on network equipment and software, related to the migration to a Cisco-based architecture and to a switch-less environment. See Note 7—Impairment of Long-Lived Assets and Business Reorganization Changes.

During 2002, 2001 and 2000, the Company purchased $2,200,000, $6,100,000 and $7,200,000, respectively, of network equipment and software from a former stockholder of the Company. See Note 15—Capital Stock regarding a transaction with such former stockholder.

6.    Acquisitions

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

ITXC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nexcom had previously provided termination services to the Company in most of the countries in which the assets are located. In connection with the transaction, the Company recorded goodwill of $7.9 million; and other intangibles of $2.9 million related to vendor agreements, customer lists and licenses, which will be amortized over periods ranging from 30 to 80 months. These values were determined using an independent third party valuation. Also included in the purchase were approximately $800 thousand of property, plant and equipment. The acquisition was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”, and accordingly, the net assets and results of operations have been included in the Consolidated Financial Statements from the date of acquisition. The acquisition would not have had a material impact on the Company’s results of operations, had the acquisition been completed at the beginning of the years presented.

On October 12, 2000, the Company acquired a 100% interest in eFusion, Inc. (“eFusion”), a provider of voice-enabled applications to service providers, e-commerce companies and call centers, for an aggregate purchase price of approximately $158.8 million. The purchase price consisted primarily of 5.3 million shares of ITXC Common Stock and options to purchase 575,045 shares of ITXC Common Stock. In connection with the transaction, the Company recorded goodwill of $101.5 million and other intangibles of $32.0 million, all of which were to be amortized over five years. Also included in the purchase was $10.5 million of tangible net assets. The acquisition was accounted for as a purchase, and accordingly, the net assets and results of operations of the acquired business have been included in the Consolidated Financial Statements from the date of acquisition.

In connection with the acquisition of eFusion, the Company immediately expensed the amount allocated to in-process research and development of $14.8 million in accordance with an independent third party valuation, as technological feasibility had not been established and the technology had no alternative future use as of the date of the acquisition.

The following table presents unaudited pro forma results of operations of the Company as if the eFusion acquisition had occurred at January 1, 2000:

Year Ended December 31, 2000
(unaudited)
Revenues	$85,602,000
Net loss	$(90,266,000)
Net loss per share	$(2.08)

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

7.    Impairment of Long-Lived Assets and Business Reorganization Changes

Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of” (“SFAS No. 121”) through December 31, 2001, and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) subsequent to 2001 requires recognition of impairment losses for long-lived assets whenever events or changes in circumstances result in impairment indicators being present and the carrying amount of an asset exceeds the sum of the expected future cash flows associated with the asset.

In response to current market conditions and the consequent slower than anticipated growth of the Company’s enhanced services, at its July 2001 board meeting the Company made a strategic decision to reduce expenditures for the development and marketing of enhanced services and reduced headcount in these areas by about 40 people. As a result, the Company revised its cash flow projections and determined that certain long-lived assets related to its October 2000 eFusion acquisition had become impaired. During the second quarter of 2001, the Company recognized a $108.0 million impairment charge, which represented an $86.7 million write-down of goodwill and a $21.3 million write-down of other intangible assets to their fair values.

        On October 11, 2001, the Company sold most of the tangible and intangible assets of its e-commerce business (other than patents) to eStara, Inc., a privately held provider of web-voiced services, in exchange for an equity position in eStara. The Company has valued this investment at approximately $700,000. This transaction resulted in a $258,000 loss which was included in the third quarter impairment charge. The Company also granted certain patent licenses to eStara, while retaining its ownership of such patents. As a result, the Company determined that there was a further impairment of long-lived assets and recorded a $5.7 million impairment charge during the third quarter of 2001 to write-down such assets to their fair value. During 2002, the Company determined that there was an other-than temporary impairment in the value of its eStara investment which resulted in an approximate $700,000 charge in the fourth quarter.

ITXC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, as part of the July and September 2001 business-reorganization plans, the Company recorded a total charge to earnings in 2001 of approximately $3.7 million of which $2.4 million had been paid through December 31, 2002. The charge relates to headcount reductions of 70 employees worldwide, which approximates $1.5 million, and facility consolidations of approximately $1.5 million as the Company has closed its Beaverton, Oregon facility. The remaining approximate $ 700,000 relates to a write-down of the remaining assets at the Beaverton location. All severance related costs had been paid as of December 31, 2002.

In January of 2002, the Company entered into an agreement to sublease approximately 20,000 square feet of its headquarters space. Approximately $1.0 million of restructuring charges was recorded in the first quarter in connection with the sublease. The Company has reached a settlement with the landlord for the Beaverton, Oregon facility thus eliminating all future charges related to this lease. During 2002, the Company recorded additional restructuring charges of approximately $800,000 associated with the lease for the closed office in Beaverton, Oregon.

In the fourth quarter of 2002 the Company began the process of simplifying its network to eliminate the need for circuit-switches in new installations and migrate to a single gateway platform. Accordingly, the Company recognized $7.5 million of impairment charges related to the migration to a Cisco-based architecture and to a switch-less environment. The fair value of the assets being phased-out was determined based on the future cash flow expected to be generated by such assets over their remaining lives The Company is planning to evaluate existing installations to see if these installations can be similarly simplified to benefit customers.

8.    Goodwill and Other Intangible Assets

The following table summarizes the activity in Goodwill for the periods indicated:

	Year ended December 31,
	2002	2001	2000
Beginning balance, net	$—	$96,437,789	$—
Additions	7,913,319	522,206	101,513,388
Amortization	—	(10,184,795)	(5,075,599)
Write-offs	—	(86,775,200)	—

Ending balance, net	$7,913,319	$—	$96,437,789

The following table summarizes the Other Intangibles subject to amortization at the dates indicated:

	December 31, 2002			December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$108,000	$ 31,765	$76,235	$108,000	$6,352	$101,648
Customer lists and licenses	240,000	56,666	183,334	—	—	—
Vendor agreements	2,700,000	270,000	2,430,000	—	—	—

Total other intangibles	$3,048,000	$358,431	$2,689,569	$108,000	$6,352	$101,648

Amortization expense for Other Intangibles totaled approximately $400,000 and $3.5 million for the years ended December 31, 2002 and 2001, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Year Ending December 31, 2003	500,000
Year Ending December 31, 2004	500,000
Year Ending December 31, 2005	500,000
Year Ending December 31, 2006	400,000
Years Ending December 31, 2007 and thereafter	800,000

9.    Accrued Expenses

Accrued expenses and other current liabilities are comprised of the following:

ITXC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2002	2001
Compensation	$2,794,180	$2,251,882
Restructuring reserve	1,344,652	1,246,545
Cost of sales	703,631	210,824
Rent and utilities	657,783	233,091
Other	2,274,270	2,008,821

	$7,774,516	$5,951,163

10.    Income Taxes

Due to operating losses, the Company has no income tax liability for 2002, 2001 or 2000, with the exception of $397,000 of state and foreign taxes in 2002.

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows:

	December 31,
	2002	2001
Deferred tax assets:
Net operating loss carryforward	$76,174,806	$64,274,828
Allowance for doubtful accounts	762,800	1,564,818
Amortization of non-cash employee compensation	4,974,882	4,416,993
Loss on disposition of joint venture	2,960,000	2,960,000
Fixed assets	3,358,310	151,833
Other	2,563,636	1,996,576

	90,794,434	75,365,048
Less valuation allowance	(90,794,434)	(75,365,048)

Net deferred tax asset	$—	$—

At December 31, 2002, approximately $17.7 million of the deferred tax asset related to net operating loss (“NOL”) carryforwards generated by the exercise of non-qualified stock options and an equivalent amount of deferred tax asset valuation allowance represented tax benefits associated with the exercise of non-qualified stock options. Such benefits, when and if realized, are credited to additional paid-in capital.

A reconciliation setting forth the differences between the effective tax rate of the Company and the U.S. statutory rate is as follows:

	December 31,
	2002		2001		2000
Statutory federal income tax (benefit) at 34%	$(13,558,064)	34.0%	$(59,990,234)	34.0%	$(24,127,847)	34.0%
State income tax (benefit), net of federal benefit	(2,382,893)	6.0	(4,759,594)	2.7	(3,556,828)	5.0
Nondeductible expenses	735,099	(1.9)	33,019,204	(18.7)	1,783,366	(2.5)
Other	173,559	(0.4)	229,961	(0.1)	153,075	(0.2)
Increase in valuation allowance	15,429,386	(38.7)	31,500,663	(17.9)	25,748,234	(36.3)

Total	$397,087	(1.0)	$—	—	$—	—

At December 31, 2002, the Company has a federal and state NOL carryforward of approximately $192.1 million. The federal NOL carryforwards expire from 2012 to 2022. The state NOL carryforwards expire from 2004 to 2009. The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code occurred, but believes that it is likely that such a change occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before the change. The Company has not determined the amount of the potential limitation.

The Company’s existing deferred tax assets at December 31, 2002 and 2001 have been reduced by a valuation allowance of $90,794,434 and $75,365,048, respectively, due to the uncertainty regarding the realization of such deferred tax assets.

On July 2, 2002, the State of New Jersey signed into law new corporate business tax legislation, which was retroactive to January 1, 2002. Corporations are now subject to a gross receipts and gross profits tax. The Company has included a provision for income tax expense of approximately $200,000 in its consolidated statement of operations for the cumulative estimated liability for the period January through December 2002. The Company also recorded approximately $200,000 of tax expenses related to its overseas offices.

ITXC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Debt

During the second quarter of 2002, the Company terminated a credit facility with a bank and paid the remaining $1.1 million of the equipment note payable.

12.    Restricted Cash

In conjunction with its letter of credit facility for its Princeton, New Jersey lease, the Company has $2.2 million in restricted cash as of December 31, 2002 that represents the collateral supporting the letter of credit. The Company is obligated to maintain the letter of credit for the term of the lease, which expires on July 31, 2011. As a result, the Company will be required to either maintain the restricted cash or provide an alternative means of collateral.

13.    Commitments and Contingencies

The Company entered into a new office lease which commenced August 1, 2001, and has a term of ten years. The agreement provides for minimum monthly base rental payments of approximately $174,000 for lease years one through five and payments of $189,000 for lease years six through ten. Under the terms of the new lease, the landlord assumed all commitments of the Company’s previous lease. The lease contains two five-year renewal options at the then applicable fair market rental rate. The Company has the right to extend the lease term. The Company has recorded deferred rent totaling approximately $652,000 and $210,000 as of December 31, 2002 and December 31, 2001, respectively, in order to reflect rent expense on a straight-line basis over the lease term. In addition, the lease requires the Company to pay electricity plus increases in real estate taxes and other operating costs of the properties above base year amounts. The Company has also entered into capital lease agreements for furniture and equipment.

Future minimum lease payments for non-cancelable operating and capital leases having initial or remaining terms in excess of one year are as follows:

	Operating	Capital
2003	$2,828,938	$2,188,175
2004	2,321,344	276,059
2005	2,085,528	—
2006	2,160,153	—
2007 and thereafter	10,394,341	—

		2,464,234
Less amounts representing interest		165,002
Present value of net minimum lease payments		$2,299,232

Minimum lease payments have not been reduced by minimum operating sublease rentals of $1,856,000 due in the future under non-cancelable subleases which primarily commenced in 2002.

Rental expense for all operating leases was approximately $3,500,000, $2,308,000, and $1,340,000 in 2002, 2001 and 2000, respectively.

14.    Legal Matters

The Company is involved in certain claims and legal actions arising in the normal course of business. Management does not expect that the outcome of these cases will have a material effect on the Company’s financial position or results of operations.

On May 23, 2000, Connectel, LLC, filed suit against the Company in the United States District Court for the Eastern District of Pennsylvania. Connectel alleges in its complaint that the Company is infringing on the claims of a patent owned by Connectel by, acting alone or with others, assembling, offering to sell, selling or using communications networks or switching systems within the United States and for export worldwide without license from Connectel. Connectel also seeks unspecified damages. The Company believes that the Connectel claims are without merit and the Company intends to defend the lawsuit vigorously. However, should a judge issue an injunction against the Company, such action could have a material adverse effect on its operations.

The Company and certain of its officers/directors were named as defendants in several purported shareholder class action lawsuits. The lawsuits allege, among other things, that, in connection with the Company’s public offerings of securities, its Prospectus did not disclose certain alleged practices involving its underwriters and their customers. These actions seek compensatory and other damages, and costs and expenses associated with the litigation. These actions are in the early stages and the Company has not yet determined if there is any potential material impact on its Consolidated Financial Statements. ITXC is one of hundreds of companies named in substantially identical lawsuits. Management believes that ITXC and its officers/

ITXC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

directors did not engage in any improper or illegal conduct and intends to defend these actions vigorously. All of these cases have been consolidated for pretrial purposes before Judge Scheindlin in the Southern District of New York. All of the individual defendants who had been named as defendants in the Company’s case have now been dismissed from the proceeding without prejudice, pursuant to a stipulation with the plaintiffs. Neither the individual defendants nor the Company nor its insurers paid any consideration for these dismissals.

In September, 2001, the Company was served with a complaint filed in Virginia state court on behalf of Hercules Communications Company, LLC in which the plaintiff demanded damages, including punitive damages, based on the Company’s alleged refusal to carry out a purported agreement to purchase certain assets from Hercules. The claims were primarily based on alleged breach of contract, breach of implied contract, breach of an oral contract, promissory estoppel and fraud. The Court dismissed plaintiff’s claim for promissory estoppel and fraud, but allowed the plaintiff to refile its fraud complaint. Discovery is now underway. In June 2002, plaintiff moved to substitute Hercules Satellite Communications, L.L.C. for Hercules Communications, LLC, over the Company’s objection. The Court rejected plaintiff’s motion, and thereafter the plaintiff voluntarily dismissed the case. A new case was then brought in the name of Hercules Satellite Communications, L.L.C. The allegations in the new case are substantially similar to those which had survived in the prior case. A trial date is now expected in May 2003, and discovery is underway. The Company continues to believe the case is not meritorious and intends to vigorously defend its conduct.

The Company has been named in a lawsuit in the United States District Court for the Eastern District of Kentucky filed on February 24, 2003 by Interactive Marketing Technologies Inc., a former customer of ITXC. The plaintiff seeks unspecified compensatory and punitive damages for alleged breach of contract, bad faith, tortious interference with contract and misrepresentation. ITXC believes the claims to be without merit and constitutes plaintiff’s attempt to avoid or delay payment of a multimillion dollar past due balance for services rendered in the first quarter of 2003. The Company intends to vigorously defend this case and pursue all appropriate remedies to collect the outstanding balances.

The Company is not a party to any other legal proceeding, the adverse outcome of which is expected to have a material adverse effect on its business, financial condition, operating results or future prospects.

15.    Capital Stock

On May 3, 2000, the Company’s stockholders approved an increase in the authorized Common Stock to 400,000,000 shares.

On October 12, 2000 the Company issued 5,340,000 shares of Common Stock in connection with the purchase of eFusion, Inc. (see Note 6).

Warrants

In connection with the Series B Stock private placement completed on April 27, 1998, two officers of the Company who participated in the offering provided the Company with bridge financing of $750,000, which was converted into Series B Stock. In addition, the Company issued the two officers warrants to purchase an aggregate of 879,766 shares of Common Stock with an exercise price of $0.8525 per share. The warrants are exercisable at any time prior to April 30, 2008. The fair value of these warrants was determined to be $90,000 at the date of the grant. The Series B Stock automatically converted into Common Stock upon the completion of the initial public offering of the Company’s Common Stock discussed in Note 1.

Registration Rights

Certain of the common stockholders have registration rights under an agreement which, as amended on February 24, 1999, provides for the registration of Common Stock held by such stockholders, on or after one year from the completion of the initial public offering of the Company’s Common Stock.

Common Shares Reserved

As of December 31, 2002, the Company had reserved shares of Common Stock for issuance as follows:

Number of Shares

Exercise of common stock options	10,115,708
Exercise of common stock warrants	879,766
Employee stock purchase plan	1,315,495

ITXC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Plan

On February 17, 1998, the Company adopted the 1998 Stock Incentive Plan (the “Plan”). The Plan, as amended, provides for the granting of awards to purchase up to 7,700,000 shares of Common Stock, subject to annual increases in the number of shares covered by the Plan. During 2002 and 2001 the annual increase in the number of shares covered by the Plan were 1,371,783 and 1,351,414, respectively. The Plan provides for award grants in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance units and performance shares.

Under the terms of the Plan, a committee of the Company’s Board of Directors may grant options to purchase shares of the Company’s Common Stock to employees, directors and consultants of the Company at such prices as may be determined by the committee, principally equal to or greater than fair value at the date of grant. Options granted under the Plan generally vest over four years and expire after ten years.

On October 12, 2000, pursuant to the eFusion merger agreement the Company exchanged 575,045 options to purchase the Company’s Common Stock for existing eFusion options outstanding at that time. These options were exchanged at the same exchange ratio as that used for eFusion common stock and issued under the same terms as the original eFusion options.

During the second quarter of fiscal 2001, the Company approved the cancellation and reissuance of outstanding options under the Company’s stock option plan. Under this program, all employees of the Company could elect to exchange their then outstanding employee stock options for new employee stock options to be granted on a date in excess of six months after the cancellation date. The exercise price for the new options was equal to the then fair market value on the date of issuance, with exercisability generally prohibited until June 7, 2002. A total of 1,459,505 options with exercise prices ranging from $3.70 to $119.75 per share were exchanged under the program. In accordance with Financial Statement Interpretation No. 44, there was no accounting consequence as a result of this exchange program. The exchanges of such options are presented in the succeeding table as cancellations and grants. The Company’s stock option activity is as follows:

	2002		2001		2000
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Options outstanding, beginning of year	6,502,364	$5.22	6,325,095	$11.12	5,338,924	$1.83
Options granted in connection with acquisition	—	—	—	—	575,045	6.50
Options granted	908,250	4.81	3,600,930	7.01	2,642,133	23.58
Options exercised	(191,359)	(1.72)	(516,131)	(1.05)	(1,676,722)	(0.70)
Options cancelled	(919,272)	(7.45)	(2,907,530)	(21.05)	(554,285)	(7.84)

Options outstanding, end of year	6,299,983	$4.94	6,502,364	$5.22	6,325,095	$11.12

The weighted-average fair value of options granted in 2002, 2001 and 2000 was $3.77, $5.84, and $21.19, respectively. The fair value for these options was estimated using the Black-Scholes model with the following weighted average assumptions:

	Stock Options Year ended December 31,
	2002	2001	2000
Expected life (in years)	5	4	4
Risk-free interest rate	2.75%	4.5%	6%
Volatility	120%	134%	121%
Dividend yield	0%	0%	0%

The following table summarizes information about fixed price stock options outstanding at December 31, 2002:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2002	Weighted- Average Exercise Price
$ 0.01—$ 5.00	3,146,839	6.3 years	$ 2.03	2,529,543	$ 1.58
5.01— 10.00	2,879,321	8.8 years	6.90	795,866	7.05
10.01— 15.00	121,373	7.2 years	12.23	84,354	12.20
15.01— 25.00	123,975	7.3 years	18.15	64,362	18.03
25.01— 107.78	28,475	6.8 years	41.37	18,362	42.34

$ 0.01—$107.78	6,299,983	7.5 years	$ 4.94	3,492,487	$ 3.60

ITXC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 1998 and 1999, prior to the IPO, the Company granted options to employees to purchase an aggregate of 1,517,910 and 3,319,750 shares, respectively, of Common Stock at exercise prices ranging from $0.30 to $4.00. The exercise price of each of these option grants was below the fair value of the Company’s Common Stock at the respective dates of grant, resulting in aggregate non-cash compensation of approximately $760,000 and $12.4 million in 1998 and 1999, respectively. Additionally, the 575,045 options that the Company issued in exchange for the eFusion options outstanding at the time of the eFusion merger generated aggregate non-cash compensation of approximately $733,000. All non-cash compensation was being amortized to expense over the option vesting periods, generally three years. The remaining unamortized balance was fully amortized in the second quarter of 2002.

Treasury Stock

During the fourth quarter of 2002, the Company repurchased 3,883,700 shares of its stock, valued at $9,813,811, as part of a buy-back authorized by the Board of Directors in October 2002. Included in this total was the negotiated direct purchase of 3,783,000 shares from VocalTec Communications Inc. at $2.53 per share, pursuant to a purchase agreement.

16.    Stock Purchase Plan

During 1999, the Company’s Board of Directors adopted the ITXC Corp. Employee Stock Purchase Plan (the “Purchase Plan”), intended to qualify under Section 423 of the Internal Revenue Code. The Purchase Plan enables eligible employees to purchase shares of the Company’s Common Stock through payroll deductions, ranging from 1% to 10% of gross pay. The purchase price for Common Stock purchased under the Purchase Plan is 85% of the lesser of the fair market value of the shares on the first or last day of the offering period. The first offering period commenced on October 1, 1999. The Company initially reserved 500,000 shares of Common Stock for issuance under the Plan, subject to annual increases in the number of shares covered by the Purchase Plan. An additional 457,261 and 450,471 shares were reserved in 2002 and 2001, respectively, under the provisions of the Plan. 223,440 and 163,496 shares were purchased under the Plan in 2002 and 2001, respectively.

17.    Geographic Data

During 2002, 2001 and 2000, the Company generated approximately 24%, 28% and 13%, respectively, of its revenue from customers domiciled in countries other than the United States, primarily in the United Kingdom and Asia. During 2002 and 2001, the United Kingdom accounted for approximately 14.0% and 19.0%, respectively, of total revenue.

18.    Earnings (Loss) Per Share

The Company computes net loss per share under the provisions of SFAS No. 128, “Earnings per Share” (“SFAS 128”).

Under the provisions of SFAS 128, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of Common Stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Basic earnings per share is computed by dividing income or loss applicable to common stockholders by the weighted average number of shares of Common Stock outstanding during the applicable period.

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

19.    Employee Benefit Plan

The Company maintains a defined contribution plan that is qualified under Section 401(k) of the Internal Revenue Code, which covers all eligible employees. Eligible employees can contribute up to 15% of their compensation not to exceed Internal Revenue Code limits. The Plan provides for matching contributions to eligible participants in an amount equal to 40% of their contribution, up to 6% of compensation. Company contributions for the years ended December 31, 2002, 2001 and 2000 were approximately $263,000, $342,000 and $175,000, respectively.

20.    Subsequent Events

On February 21, 2003 the Company announced that it was unsuccessful in its efforts to restructure the obligations of Interactive Marketing Technologies, Inc. (“IMT”), a customer which owed the Company approximately $8.7 million at that time, all of which related to 2003 services. As a result, the Company discontinued service to that customer. The ultimate collectibility of the Company’s receivable is uncertain at this time. After the Company demanded payment from IMT, IMT commenced a lawsuit in the United States District Court for the Eastern District of Kentucky on February 24, 2003. ITXC believes the claims

ITXC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to be without merit and constitutes plaintiff’s attempt to avoid or delay payment of a multimillion dollar past due balance for services rendered in the first quarter of 2003. The Company intends to vigorously defend the case and pursue all appropriate remedies to collect the outstanding balances. The Company anticipates charges against first quarter 2003 earnings of approximately $8.7 million. There is no impact on 2002 earnings as all amounts outstanding as of December 31, 2002 were collected in January and February 2003.

In February 2003, the Company reached a settlement with the landlord for its Beaverton, Oregon facility which eliminates all future obligations related to this lease. The terms of this settlement have been included in the 2002 restructuring charge.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.    Directors of the Registrant

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2003 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 11.    Executive Compensation

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2003 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2003 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 13.    Certain Relationships and Related Transactions

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2003 annual meeting of shareholders that is responsive to the information required with respect to this Item.

Item 14.    Controls and Procedures

The Company has established and maintains disclosure controls and procedures which are designed to provide reasonable assurance that material information relating to us, including our consolidated subsidiaries, is made known to senior managers responsible for disclosure by others within those entities, particularly during the period in which this annual report is being prepared. We have established a Disclosure Committee which is made up of several key management employees and reports directly to the Chief Financial Officer and Chief Executive Officer, to monitor and evaluate these disclosure controls and procedures. The Audit Committee of the Board also has reviewed the procedures and the report of the Disclosure Committee. The Chief Financial Officer and Chief Executive Officer have evaluated the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14 as of a date within 90 days prior to the filing date of this annual report. Based on this evaluation, we have concluded that our disclosure controls and procedures were effective in providing reasonable assurance that our senior officers are alerted in a timely fashion of material information relating to the Companyduring the period covered in this annual report. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following financial statements and related report are set forth in Item 8 of this Annual Report on Form 10-K (pages follow page 26 of this Annual Report):

(b) Financial statement schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(c) The following exhibits are incorporated by reference herein or annexed to this Annual Report:

Exhibit No.	Description

3.1	Third Restated Certificate of Incorporation, as amended (2)

3.2	By-laws, as amended (3)

4.1	Form of certificate representing shares of common stock (4)

10.1	Intentionally omitted

10.3	1998 Stock Incentive Plan, as amended (6)

10.5	Employee Stock Purchase Plan (7)

10.6	Joint Venture and Quotaholders Agreement, dated as of July 19, 1998, by and between TeleNova Comunicacoes Ltda and ITXC Corp. (6)

10.7	First Amendment to Joint Venture and Quotaholders’ Agreement, dated August 18, 1998, by and between TeleNova Comunicacoes Ltda and ITXC Corp. (6)

10.8	Memorandum and Amendment to Joint Venture and Quotaholders’ Agreement, dated as of May 31, 1999, by and among ITXC Corp., TeleNova Comunicacoes Ltda and Telesisa Sistemas emTelecomunicacoes S.A. (6)

10.9	Lease Agreement, dated February 2, 1998 by and between the Registrant and Peregrine Investment Partners—I (6)

10.10	First Amendment to Lease dated April 16, 1999, by and between the Registrant and Peregrine Investment Partners—I (6)

10.11	Intentionally omitted

10.12	Second Amendment to Lease, dated December 6, 1999, by and between the Registrant and Peregrine Investment Partners—I (5)

10.13	Intentionally omitted

10.14

Joint Venture Exit Agreement by and among the Registrant, TeleNova Comunicacoes Ltda, TeleNova Overseas, Ltd., Telesisa Sistemas em Telecomunicacoes S.A., and ITXC Comunicacoes Ltda, dated February 7, 2000 (5)

10.15	Intentionally omitted

10.16	Intentionally omitted

10.17	Amended and Restated Employment Agreement between the Company and Tom Evslin (10)

10.18	Amendment to Employment Agreement between the Company and Tom Evslin (11)

10.19	Sublease Agreement, dated January 15, 2002, between ITXC and Deloitte & Touche USA LLP (12)

10.20	Purchase and Sale Agreement, dated October 20, 2001, between ITXC and eStara, Inc. (12)

21.1	Subsidiaries of the Registrant (5)

23.1	Consent of Ernst & Young LLP

24.1	Powers of Attorney

99.1	Risk Factors

99.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Intentionally omitted.
(2)	Incorporated by reference to Exhibit 4.1 of the registrant’s Registration Statement on Form S-8 (No. 333-47902).
(3)	Incorporated by reference to Exhibit 3.2 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.
(4)	Incorporated by reference to Exhibit 4.2 of the registrant’s Registration Statement on Form S-1 (No. 333-80411).
(5)	Incorporated by reference to the similarly numbered Exhibit of the registrant’s Registration Statement on Form S-1 (No. 333-96343)
(6)	Incorporated by reference to the similarly numbered Exhibit of the registrant’s Registration Statement on Form S-1 (No. 333-80411).
(7)	Incorporated by reference to the similarly numbered Exhibit of the registrant’s Form 10-Q for the quarter ended September 30, 1999.
(8)	Intentionally omitted.
(9)	Intentionally omitted.
(10)	Incorporated by reference to Exhibit 10.2 of the registrant’s Form 10-Q for the quarter ended June 30, 2001.
(11)	Incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K filed on November 1, 2001.
(12)	Incorporated by reference to the similarly numbered Exhibit of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(d) During the quarter ended December 31, 2002, the Company filed one Current Report on Form 8-K (under Item 5). That Report, filed on October 28, 2002, disseminated a press release dated October 23, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of March, 2003.

ITXC CORP.

By:	/S/ EDWARD B. JORDAN

Edward B. Jordan,
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March, 2003.

Name		Title

/S/ TOM I. EVSLIN Tom I. Evslin		Chairman, President and Chief Executive Officer

/S/ EDWARD B. JORDAN Edward B. Jordan		Chief Financial and Accounting Officer and Director

/S/ FRANK GILL* Frank Gill*		Director

/S/ LIAM STRONG* Liam Strong*		Director

/S/ FREDERICK R. WILSON* Frederick R. Wilson*		Director

*By:	/S/ EDWARD B. JORDAN* Attorney-in-Fact

CERTIFICATION

I, Tom Evslin, certify that:

1.	I have reviewed this annual report on Form 10-K of ITXC Corp.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 31, 2003

/S/ TOM EVSLIN
Name:	Tom Evslin
Title:	Chief Executive Officer of ITXC Corp

CERTIFICATION

I, Edward B. Jordan, certify that:

1.	I have reviewed this annual report on Form 10-K of ITXC Corp.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 31, 2003

/S/ EDWARD B. JORDAN
Name:	Edward B. Jordan
Title:	Chief Financial Officer of ITXC Corp.

EXHIBIT INDEX

3.1	Third Restated Certificate of Incorporation, as amended (2)

3.2	By-laws, as amended (3)

4.1	Form of certificate representing shares of common stock (4)

10.1	Intentionally omitted

10.3	1998 Stock Incentive Plan, as amended (6)

10.5	Employee Stock Purchase Plan (7)

10.6	Joint Venture and Quotaholders Agreement, dated as of July 19, 1998, by and between TeleNova Comunicacoes Ltda and ITXC Corp. (6)

10.7	First Amendment to Joint Venture and Quotaholders’ Agreement, dated August 18, 1998, by and between TeleNova Comunicacoes Ltda and ITXC Corp. (6)

10.8	Memorandum and Amendment to Joint Venture and Quotaholders’ Agreement, dated as of May 31, 1999, by and among ITXC Corp., TeleNova Comunicacoes Ltda and Telesisa Sistemas emTelecomunicacoes S.A. (6)

10.9	Lease Agreement, dated February 2, 1998 by and between the Registrant and Peregrine Investment Partners—I (6)

10.10	First Amendment to Lease dated April 16, 1999, by and between the Registrant and Peregrine Investment Partners—I (6)

10.11	Intentionally omitted

10.12	Second Amendment to Lease, dated December 6, 1999, by and between the Registrant and Peregrine Investment Partners—I (5)

10.13	Intentionally omitted

10.14

Joint Venture Exit Agreement by and among the Registrant, TeleNova Comunicacoes Ltda, TeleNova Overseas, Ltd., Telesisa Sistemas em Telecomunicacoes S.A., and ITXC Comunicacoes Ltda, dated February 7, 2000 (5)

10.15	Intentionally omitted

10.16	Intentionally omitted

10.17	Amended and Restated Employment Agreement between the Company and Tom Evslin (10)

10.18	Amendment to Employment Agreement between the Company and Tom Evslin (11)

10.19	Sublease Agreement dated January 15, 2002, between ITXC and Deloitte & Touche USA LLP (12)

10.20	Purchase and Sale Agreement, dated October 10, 2001, between ITXC and Estara, Inc. (12)

21.1	Subsidiaries of the Registrant (5)

23.1	Consent of Ernst & Young LLP

24.1	Powers of Attorney

99.1	Risk Factors

99.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Intentionally omitted.

(2)	Incorporated by reference to Exhibit 4.1 of the registrant’s Registration Statement on Form S-8 (No. 333-47902).

(3)	Incorporated by reference to Exhibit 3.2 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(4)	Incorporated by reference to Exhibit 4.2 of the registrant’s Registration Statement on Form S-1 (No. 333-80411).

(5)	Incorporated by reference to the similarly numbered Exhibit of the registrant’s Registration Statement on Form S-1 (No. 333-96343).

(6)	Incorporated by reference to the similarly numbered Exhibit of the registrant’s Registration Statement on Form S-1 (No. 333-80411).

(7)	Incorporated by reference to the similarly numbered Exhibit of the registrant’s Form 10-Q for the quarter ended September 30, 1999.

(8)	Intentionally omitted.

(9)	Intentionally omitted.

(10)	Incorporated by reference to Exhibit 10.2 of the registrant’s Form 10-Q for the quarter ended June 30, 2001.

(11)	Incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K filed on November 1, 2001.

(12)	Incorporated by reference to the similarly numbered Exhibit of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.