Form 10-Q
period 2003-03-31
ITXC CORP
filed 2003-05-14
CIK 1061895

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____.

Commission File Number: 0-26739

ITXC CORP.
(Exact name of registrant as specified in its charter)

Delaware	22-35-31960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

At April 30, 2003, there were 43,059,516 shares of Common Stock, par value $.001 per share, outstanding.

ITXC CORP.

-i-

PART I - Financial Information

Item 1.   Financial Statements

ITXC CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31, 2003	December 31, 2002

	(Unaudited)
Cash and cash equivalents	$9,647,449	$33,027,369
Marketable securities	61,701,317	60,433,091
Accounts receivable, net	25,320,089	25,332,565
Prepaid expenses and other current assets	5,662,569	5,360,291
Restricted cash	2,231,065	2,215,073

Total current assets	104,562,489	126,368,389
Property and equipment, net	36,214,825	34,727,391
Goodwill	7,913,319	7,913,319
Intangible assets, net	2,568,216	2,689,569
Other assets	889,193	871,449

Total assets	$152,148,042	$172,570,117

Accounts payable and accrued liabilities	$31,626,168	$34,664,232
Other liabilities	629,567	624,567
Current portion of capital lease obligations	1,785,639	2,127,729

Total current liabilities	34,041,374	37,416,528
Capital lease obligation, less current portion	512,494	171,503

Common stock	46,851	46,675
Additional paid in capital	460,161,450	459,832,135
Accumulated other comprehensive income	90,755	117,258
Accumulated deficit	(332,891,071)	(315,200,171)
Treasury stock	(9,813,811)	(9,813,811)

Total stockholders’ equity	117,594,174	134,982,086

Total liabilities and stockholders’ equity	$152,148,042	$172,570,117

See accompanying notes.

ITXC CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months ended March 31,

	2003	2002

Total revenues	$81,707,917	$57,712,134
Costs and expenses:
Data communications and telecommunications (exclusive of depreciation shown separately below)	72,619,514	48,604,350
Network operations (exclusive of depreciation shown separately below and exclusive of $0 and $96,263 of equity related charges included in non-cash employee compensation in 2003 and 2002, respectively)	2,498,219	1,950,603
Selling, general and administrative (exclusive of depreciation shown separately below and exclusive of $0 and $601,098 of equity related charges included in non-cash employee compensation in 2003 and 2002, respectively)	18,704,116	7,030,946
Depreciation	5,635,925	5,723,131
Amortization	121,352	6,353
Restructuring charges	—	1,078,831
Non-cash employee compensation	—	697,361

Total costs and expenses	99,579,126	65,091,575

Loss from operations	(17,871,209)	(7,379,441)
Interest income, net	353,843	882,704

Loss before income taxes	(17,517,366)	(6,496,737)
Income tax expense	173,534	—

Net loss	$(17,690,900)	$(6,496,737)

Basic and diluted net loss per share	$(0.41)	$(0.14)

Weighted average shares used in computation of basic and diluted net loss per share	42,641,594	45,911,551

See accompanying notes.

ITXC CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,

	2003	2002

Operating activities
Net loss	$(17,690,900)	$(6,496,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,635,925	5,723,131
Amortization of intangibles	121,352	6,353
Provision for doubtful accounts	8,847,268	499,453
Realized loss (gain) on sale of investments	42,807	(47,440)
Amortization of original issue discounts	38,837	(32,530)
Non-cash restructuring charges	—	559,912
Amortization of non-cash deferred employee compensation	—	697,361
Changes in operating assets and liabilities:
Increase in accounts receivable	(8,834,792)	(5,573,987)
Increase in prepaid expenses and other assets	(320,022)	(560,280)
(Decrease) increase in accounts payable and accrued expenses	(3,038,064)	2,052,973
Increase (decrease) in other liabilities	5,000	(30,000)

Net cash used in operating activities	(15,192,589)	(3,201,791)

Investing activities
Purchase of property and equipment	(6,402,099)	(6,267,284)
Increase in restricted cash	(15,992)	—
Purchase of available for sale securities	(29,289,054)	(32,206,424)
Sale of available for sale securities	18,312,126	13,334,478
Maturities of available for sale securities	9,600,000	23,394,996

Net cash used in investing activities	(7,795,019)	(1,744,234)

Financing activities
Repayment of capital lease obligations	(722,359)	(847,777)
Proceeds from exercise of stock options	68,564	174,362
Proceeds from issuance of common stock related to employee stock purchase plan	260,928	325,071
Repayment of equipment line of credit	—	(143,599)

Net cash used in financing activities	(392,867)	(491,943)

Effect of exchange rate fluctuations on cash	555	(240,390)

Decrease in cash	(23,379,920)	(5,678,358)
Cash and cash equivalents at beginning of period	33,027,369	53,193,357

Cash and cash equivalents at end of period	$9,647,449	$47,514,999

See accompanying notes.

ITXC CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Basis of Presentation

The March 31, 2003 and 2002 financial statements have been prepared by ITXC Corp. (the “Company” or “ITXC”) and are unaudited.  In the opinion of the Company’s management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures required under accounting principles generally accepted in the United States have been condensed or omitted from the consolidated financial statements and notes thereto presented herein pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes thereto presented herein should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2002 and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

The consolidated financial statements include the accounts of ITXC Corp. and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

2.     Comprehensive Income

The components of comprehensive loss for the three-month periods ended March 31, 2003 and 2002 were as follows:

	Three Months ended March 31,

	2003	2002

Net loss	$(17,690,900)	$(6,496,737)
Other comprehensive income:
Unrealized holding losses arising during period	(27,058)	(422,116)
Foreign currency translation adjustments	555	(240,390)

Comprehensive loss	$(17,717,403)	$(7,159,243)

3.     Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” using an intrinsic value approach to measure compensation expense, if any. Appropriate disclosures using a fair value based method, as provided by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, are also reflected in these notes to the financial statements. The Company has not issued any options other than to employees and directors and certain consultants who are full time occupied in the Company’s activities.

The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock options, with supplemental information as if the fair value recognition provisions of SFAS No. 123 had been applied for the three-month periods ended March 31, 2003 and 2002:

	Three Months ended March 31,

	2003	2002

Net loss applicable to common stockholders	$(17,690,900)	$(6,496,737)
Add: stock-based compensation, as reported pursuant to APB 25	—	697,361
Deduct: total stock-based compensation determined under fair value based methods for all awards	(3,419,176)	(4,127,678)

Adjusted net loss, fair value method for all stock-based awards	$(21,110,076)	$(9,927,054)

Basic and diluted net loss per share, as reported	$(0.41)	$(0.14)

Basic and diluted net loss per share, SFAS 123 adjusted	$(0.50)	$(0.22)

4.     Acquisition

On May 2, 2002 the Company purchased assets, which comprised the wholesale call completion business operated by privately-held Nexcom Telecommunications LLC (“Nexcom”) in 11 countries in Eastern Europe, for total consideration of $11.7 million which consisted of $9.0 million in cash and 533,701 shares of the Company’s common stock.  275,459 of those shares and $1.5 million in cash are subject to an escrow agreement supporting Nexcom’s indemnification obligations to the Company.  Nexcom had previously provided termination services to the Company in most of the countries in which the assets are located.  In connection with the transaction, the Company recorded goodwill of $7.9 million; and other intangibles of $2.9 million related to vendor agreements, customer lists and licenses, which will be amortized over periods ranging from 3 to 80 months.  These values were determined using an independent third party valuation.  Also included in the purchase were $0.8 million of property, plant and equipment.  The acquisition was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations, and accordingly, the net assets and results of operations have been included in the Consolidated Financial Statements from the date of acquisition. The acquisition would not have had a material impact on the Company’s results of operations, had the acquisition been completed at the beginning of the periods presented.

5.     Restructuring Charges

During the first quarter of 2002, the Company recorded  $1.1 million in restructuring charges related to two of its lease facilities.  In the first quarter of 2003, the Company reached a settlement with the landlord for the Beaverton, Oregon facility resulting in a cash payment to the landlord of approximately $1.2 million.  The Company recorded an additional restructuring charge in the fourth quarter of 2002 related to this settlement.  No more restructuring charges are expected in 2003 associated with this facility.

6.     Goodwill and Other Intangible Assets

The following table summarizes the activity in Goodwill for the periods indicated:

	Three Months ended March 31,

	2003	2002

Beginning balance, net	$7,913,319	$—
Additions	—	—
Amortization	—	—
Write-offs	—	—

Ending balance, net	$7,913,319	$—

The following table summarizes the Other Intangibles subject to amortization at the dates indicated:

	March 31, 2003			December 31, 2002

	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Patents	$108,000	$38,118	$69,882	$108,000	$31,765	$76,235
Customer lists and licenses	240,000	70,417	169,583	240,000	56,666	183,334
Vendor agreements	2,700,000	371,249	2,328,751	2,700,000	270,000	2,430,000

Total other intangibles	$3,048,000	$479,784	$2,568,216	$3,048,000	$358,431	$2,689,569

Amortization expense for Other Intangibles totaled approximately $121,000 and $6,000 for the three months ended March 31, 2003 and 2002, respectively.

7.     Recent Accounting Pronouncements

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of SFAS No. 146 was adopted beginning January 1, 2003.  The adoption of this standard did not have a material impact on its consolidated results of operations and financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”.  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the impact of the method used on reported results.  The disclosure provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002 and have been incorporated into the accompanying notes presented herein.

8.     Restricted Cash

In conjunction with its letter of credit facility for its Princeton, New Jersey lease, the Company has $2.2 million in restricted cash as of March 31, 2003 and December 31, 2002 that represents the collateral supporting the letter of credit.  The Company is obligated to maintain the letter of credit for the term of the lease, which expires on July 31, 2011.  As a result, the Company will be required to either maintain the restricted cash or provide an alternative means of collateral.

9.      Legal Proceedings

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

In September, 2001, the Company had been served with a complaint filed in Virginia state court on behalf of Hercules Communications Company, LLC in which the plaintiff demanded damages, including punitive damages, based on the Company’s alleged refusal to carry out a purported agreement to purchase certain assets from Hercules. The claims were primarily based on alleged breach of contract, breach of implied contract, breach of an oral contract, promissory estoppel and fraud. The Court dismissed plaintiff’s claim for promissory estoppel and fraud, but did allow the plaintiff to refile its fraud complaint.  Discovery is now underway.  In June 2002, plaintiff moved to substitute Hercules Satellite Communications, L.L.C. for Hercules Communications, LLC, over the Company’s objection.  The Court rejected plaintiff’s motion, and thereafter the plaintiff voluntarily dismissed the case.  A new case was then brought in the name of Hercules Satellite Communications, L.L.C.  The allegations in the new case are substantially similar to those which had survived in the prior case.   A trial date is now scheduled for August 2003, and discovery is nearing completion.  The Company continues to believe the case is not meritorious and intends to vigorously defend its conduct.

Interactive Marketing Technologies, Inc., (“IMT”) a telecommunications service bureau headquartered in Erlanger, Kentucky, which, among other things, provides services to the prepaid calling card industry, commenced a lawsuit against ITXC seeking unspecified compensatory and punitive damages in the United States District Court for the Eastern District of Kentucky alleging breach of contract, bad faith, tortuous [sic] interference with contract and negligent misrepresentation, among other claims.  IMT is the customer to which ITXC had discontinued service on February 20, 2003, and from which ITXC had demanded payment of a multimillion dollar past due balance, after the parties were unsuccessful in efforts to restructure IMT’s obligations to ITXC. The Company believes the claims are without merit and plans to defend the case.  It is the Company’s belief that this dispute is covered by the arbitration clause of the agreement between ITXC and IMT, and the Company has therefore commenced an arbitration action against IMT seeking to recover the amounts owed by IMT, and has moved to dismiss the pending action in Kentucky based on the arbitration clause.

The Company has received an adversary complaint in bankruptcy court in connection with the bankrupt World Access, Inc. and its affiliate companies alleging that payments and offsets by the debtors to ITXC, all made prior to the bankruptcy filing in April 2001, and totaling approximately $3 million, constituted voidable transfers under the Bankruptcy laws and should be returned to the debtors.   The Company plans to defend the action.

The Company is not a party to any other legal proceeding, the adverse outcome of which is expected to have a material adverse effect on its business, financial condition, operating results or future prospects.

10.      Income Taxes

On July 2, 2002, the State of New Jersey signed into law new corporate business tax legislation, which was retroactive to January 1, 2002.  Accordingly, corporations are now subject to a gross receipts and gross profits tax.  For the quarter ended March 31, 2003, the Company has recorded a provision for New Jersey income tax expense of $50,000 in its condensed consolidated statement of operations.  The Company also recorded $120,000 of tax expense related to its overseas offices.

11.     Subsequent Events

On April 10, 2003, IDT Corporation publicly announced that it intended to make an offer to purchase the Company’s outstanding shares of common stock for $1.40 in IDT Class B common stock. On the same date, the Company announced that its Board of Directors had met and had made an initial determination that the IDT proposal would not be in the interests of the Company’s stockholders.

The Company also announced on April 10, 2003 that its Board had approved a Shareholder Protection Rights Plan and declared a dividend of one Right on each outstanding share of ITXC common stock. Initially the Rights will be evidenced by common stock certificates, will automatically trade with the Company’s common stock, and will not be currently exercisable. The Rights become exercisable when and if an entity acquires 15% or more of the Company’s common stock and will entitle each stockholder, other than the acquiring entity, to purchase a number of shares of common stock with a market value of $14 for a payment of $7 at that time. The Board, at its option, may require that each Right be exchanged for one share of common stock. This exchange feature would not apply to rights held by an entity which has acquired 15% of the common stock. The Rights may be redeemed by the Board of Directors for $0.001 per Right at any time before they become exercisable.

On May 1, 2003, IDT issued a press release which stated, in pertinent part, that “IDT Corporation (NYSE: IDT; IDT.C) today announced that it has terminated its proposal to acquire all outstanding shares of ITXC Corp. (NASDAQ: ITXC). Pursuant to the terms of an agreement entered into with ITXC, IDT will not take any action to acquire the shares of ITXC for the next thirty days without ITXC’s consent, and the parties will enter into discussions. IDT makes no assurances that any agreement between the parties will be reached, or that any future offers will be made.”

The Company has engaged the investment banking firm of Morgan Stanley & Co., Incorporated as its financial advisor with respect to any possible transactions and to assist the Company’s efforts to protect and maximize shareholder value. No assurances are given that any transactions will be entered into with IDT Corporation or any other entity.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “10-K”) and the Unaudited Condensed Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

ITXC has included in this Quarterly Report certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning ITXC’s business, operations and financial condition. “Forward-looking statements” consist of all non-historical information, and the analysis of historical information, including any references in this Quarterly Report to future revenue growth, future expense growth, future credit exposure, future profitability, anticipated cash resources, anticipated capital expenditures, capital requirements, and the Company’s plans for future periods. In addition, the words “could”, “expects”, “anticipates”, “objective”, “plan”, “may affect”, “may depend”, “believes”, “estimates”, “projects” and similar words and phrases are also intended to identify such forward-looking statements.

Actual results could differ materially from those projected in the Company’s forward-looking statements due to numerous known and unknown risks and uncertainties, including, among other things, difficulties in predicting the outcome of a contest for control; unanticipated technological difficulties; the volatile and competitive environment for Internet telephony and telecommunications; changes in domestic and foreign economic, market, and regulatory conditions; the inherent uncertainty of financial estimates and projections; uncertainty inherent in litigation; uncertainty relating to the search for a successor CEO; the creditworthiness of our customers; the impact of future transactions; and other considerations described as “Risk Factors” in Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and in other filings by the Company with the SEC. All such forward-looking statements are current only as of the date on which such statements were made. ITXC does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

Property and Equipment.   On January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  If indicators of impairment are present, the Company must determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than its carrying amount. If less, the Company will be required to recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values.  The Company is in the process of simplifying its network to eliminate the need for circuit switches in new installations, to lower costs and improve quality and reliability for its customers, and to reduce further capital costs and operating complexity.  In connection with the initiative, the Company has commenced a plan to migrate to a Cisco-based architecture which may require an impairment evaluation of any assets that may be eliminated.

Overview

We are a leading global provider of voice and fax services established in July 1997. We primarily use the Internet for transport of these calls.

In April 1998, we launched our first service delivered over ITXC.net®-our WWeXchange® service. Our operations since that time have included:

•	increasing our voice traffic, from 2,746 minutes during April 1998 to approximately 884 million minutes carried through our WWeXchange service during the quarter ended March 31, 2003;

•	refining our monitoring and analysis software in order to achieve BestValue Routing;

•	expanding our affiliate network to 245 affiliates at April 30, 2003;

•	increasing the global reach of ITXC.net to over 175 countries at April 30, 2003;

•	applying for and securing patents on key technology;

•	increasing our direct connection to customers using ITXC-owned SNARCs® located at the customers’ premises; and

•	increasing our employee headcount, from 29 employees on April 1, 1998 to 287 employees on March 31, 2003.

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

•

Sales and Marketing Expenses. Salaries, payroll taxes, benefits and commissions that we pay for sales personnel and expenses associated with the development and implementation of our promotion and marketing campaigns that are deployed both domestically and internationally. We anticipate that sales and marketing expenses will increase in the future as we expand our internal sales force, hire additional marketing personnel and increase expenditures for sales, promotion and marketing on a global level, however at a slower rate than we have in recent quarters. We expect that such expenses will also increase as telecommunications revenue increases.

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

•

General and Administrative Expenses. Salary, payroll tax and benefit expenses and related costs for general corporate functions, including executive management, finance, administration, facilities, legal, information technology and human resources, together with accounts receivable reserves. We expect that general and administrative expenses will increase in the future as we hire additional personnel and incur additional costs related to the growth of our business and operations.

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

Since our inception in July 1997, we have experienced operating losses in each quarterly and annual period and negative cash flows from operations in each quarter since we commenced offering services over ITXC.net in April 1998. As of March 31, 2003, we had an accumulated deficit of $332.9 million. The profit potential of our business is unproven, and our limited operating history makes an evaluation of us and our prospects difficult. We may not achieve profitability or, if we achieve profitability, we might not sustain profitability.

Results of Operations - Comparison of the Three Months Ended March 31, 2003 and 2002

Revenues

Telecommunications revenues amounted to $81.7 million during the quarter ended March 31 2003 and $57.7 million during the three months ended March 31, 2002, an increase of 41.6%.  Almost all of our total revenue during 2003 was derived from our WWeXchange service, which provides international call completion to our customers and enables them to offer their own customers phone-to-phone global voice service. The increase over the first quarter of 2002 was the result of more calls being carried on our network, ITXC.net.

We carried approximately 884 million minutes of traffic in the first quarter of 2003 as compared with 658 million minutes during the comparable period of 2002. During the quarter ended March 31, 2003, our average revenues per minute was 9.2 cents per minute, as compared with 8.8 cents per minute during the quarter ended March 31, 2002. The increase in average revenues per minute is primarily attributable to a favorable shift in route mix to higher priced destinations.

Approximately $8.7 million of revenues reported for the first quarter of 2003 relates to amounts from Interactive Marketing Technologies, Inc., which may not be collectible. The Company has reserved for these amounts in its Selling, General and Administrative Expenses.

Operating Expenses

Data Communications and Telecommunications Expenses. During the three months ended March 31, 2003 and 2002, data communication and telecommunications expenses amounted to $72.6 million and $48.6 million, respectively, or 88.9% and 84.2% of revenues, respectively.  The increase in the dollar amount of such costs primarily reflected the increased traffic during 2003, as well as costs associated with establishing an increasing capacity at our hubs in anticipation of future growth in traffic.  In February of 2003, we opened our Germany SuperPoP.   The Company’s ARPM’s (average rate per minute) percentage increased from the first quarter of 2002 to the first quarter of 2003.  This was primarily caused by an increase in the mix of High ARPM minutes to higher priced destinations.

Network Operations Expenses.  Network operations expenses increased to $2.5 million during the three months ended March 31, 2003 from $2.0 million during the three months ended March 31, 2002. Such expenses primarily reflected the cost of operating our 24-hours-a-day, 7 days-a-week network operations center, as well as costs associated with the New Jersey, Los Angeles, London and Frankfurt hubs. During the first quarter of 2003, we incurred additional maintenance and consulting expenses as we continued to migrate to an “all Cisco” network.

Network operations expenses represented 3.1% and 3.4% of revenues during the three months ended March 31, 2003 and 2002, respectively. This improvement in 2003 resulted from an increased revenue base in 2003. We anticipate that we will be able to continue to leverage these costs over a larger revenue base in future quarters, and that they will therefore decrease as a percentage of revenues.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased to $18.7 million during the three months ended March 31, 2003 from $7.0 million during the three months ended March 31, 2002. As a percentage of revenues, SG&A expenses increased to 22.9% from 12.2% over the comparable three-month period.  These increases are primarily attributable to a provision of $8.8 million that we made to our accounts receivable reserve in the first quarter of 2003.  Accounts receivable reserves and bad debt experience have been in large part a function of the financial state of the telecommunications companies who are our customers.  In order to minimize accounts receivable reserves and write-offs, we have closely monitored credit exposure to customers, rejected customers that represented unacceptable credit risks, limited the business we would accept from customers whom we judge to bear excess credit risk and made significant efforts to assure that bilateral arrangements permit the offset of accounts receivable against accounts payable.  Nonetheless, during the first quarter of 2003, we took a reserve of $8.7 million for the potential bad debt associated with Interactive Technologies Inc. (“IMT”).  IMT has since sued us.  While we believe IMT’s lawsuit to be without merit and while we intend to take all available steps to collect the debts owed, the collectibility of that debt is not certain.

We had 287 employees at March 31, 2003, as compared with 226 employees at the end of the first quarter of 2002.

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

Depreciation

Depreciation expense decreased to $5.6 million during the three months ended March 31, 2003 from $5.7 million during the three months ended March 31, 2002.  The nominal decrease in depreciation expense from 2002 to 2003 was a result of the equipment we removed from our network during the fourth quarter of 2002.  As a percentage of revenue, depreciation expense for the three-month periods was 6.9% in 2003 and 9.9% in 2002.  We added $6.4 million of capital expenditures during the first quarter of 2003.

Amortization of Intangibles

In connection with our May 2, 2002 acquisition of the assets of Nexcom, we recorded $7.9 million of goodwill and $2.9 million of other intangibles.  We amortized $121,000 and $6,000 of intangibles during the three months ended March 31, 2003 and March 31, 2002, respectively.

Non-Cash Employee Compensation Expenses

We had no non-cash employee compensation expense during the quarter ended March 31, 2003 as compared with  $0.7 million during the quarter ended March 31, 2002.  Non-cash employee compensation represented amortization of deferred compensation incurred in connection with the grant of options at exercise prices less than fair value. These costs were fully amortized at the end of the second quarter of 2002.

Interest Income, Net

Our interest income, net principally represents income from cash and investments, which, in turn, were derived from capital contributions made by our investors.  During the quarters ended March 31, 2003 and 2002, the interest on our marketable securities, including the interest earned on the proceeds from our initial and follow-on public offerings, exceeded the interest that we paid on our capital leases and line of credit by $0.4 million and $0.9 million, respectively. The reduction in our interest income reflects our usage of cash and yield reductions resulting from a decline in short-term interest rates.

Restructuring Charges

During the first quarter of 2002, we recorded $1.1 million of restructuring charges related to two of our lease facilities.  In the first quarter of 2003, the Company reached a settlement with the landlord for the Beaverton, Oregon facility resulting in a cash payment to the landlord of approximately $1.2 million. The Company recorded a restructuring charge in the fourth quarter of 2002 related to this settlement.  No more restructuring charges are expected in 2003 associated with this facility.

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

Net cash used in financing activities was $0.4 million for the three months ended March 31, 2003, principally reflecting the repayment of certain capital lease obligations.

Net cash used in operating activities amounted to $15.2 million for the three months ended March 31, 2003, primarily the result of net operating losses, increased accounts receivable and a decrease in accounts payable and accrued expenses.

Net cash used in investing activities was $7.8 million for the three months ended March 31, 2003 and was primarily related to the purchases of property and equipment offset by the sale of available for sale securities. During the first three months of 2003 the Company incurred $6.4 million in capital expenditures.

As of March 31, 2003, our principal commitments consisted of obligations outstanding under operating and capital leases. At that date, future minimum payments for all non-cancelable leases included required payments of $3.3million during 2004 and $16.3 million for years 2005-2008 and thereafter under all leases.   The remaining future minimum payments for 2003 are estimated to be $4.2 million.  The minimum lease payments have not been reduced by minimum operating sublease rentals of $1.7 million due in the future under noncancelable subleases. We anticipate an increase in capital expenditures and lease commitments consistent with the anticipated growth in operations, infrastructure and personnel.

On October 23, 2002 the Company announced that its Board of Directors had authorized a stock repurchase program for up to $10 million.  On March 31, 2003 the Company announced that its Board of Directors had authorized a stock repurchase program for up to an additional $5 million.  Any purchases under this repurchase program may be made from time-to-time either in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice.  As of March 31, 2003 the Company had used $9,813,811 of these authorizations to repurchase a total of 3,883,700 shares.  Included in this total was the negotiated direct purchase of 3,783,000 shares from VocalTec Communications Inc. at $2.53 per share, which took place on November 5, 2002, pursuant to a purchase agreement.

During the quarter ended June 30, 2002, the Company terminated a credit facility with a bank and paid the remaining $1.1 million outstanding balance of the equipment note payable.  In conjunction with the Company’s letter of credit facility for its Princeton, New Jersey lease, the Company has $2.2 million of restricted cash.

The primary sources of our short-term funding continue to be the capital that we have raised.  Our capital requirements depend on numerous factors, including market acceptance of our services, the responses of our competitors, the resources allocated to ITXC.net and the development of future applications of our technology, our success in marketing and selling our services, and other factors. We have experienced substantial increases in our capital expenditures since our inception, consistent with growth in our operations and staffing.  While we anticipate continuing our capital expenditures, we do not expect an increase in capital expenditures year over year.  We will evaluate possible acquisitions of, or investments in, complementary businesses, technologies or services and plan to expand our sales and marketing programs. Any such possible acquisition may be material and may require us to incur a significant amount of debt or issue a significant number of equity securities. Further, any businesses that we acquire will likely have their own capital needs, which may be significant, which we would be called upon to satisfy independent of the acquisition price. We currently believe that our available cash and cash equivalents will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. This statement represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from our expectations. We may need to raise additional funds in order to fund more rapid expansion, to develop new or enhance existing services, to respond to competitive pressures or to acquire or invest in complementary business, technologies or services. Additional funding may not be available on favorable terms or at all.

The following summarizes ITXC’s contractual obligations at March 31, 2003, and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods.

Contractual Obligations	Payments Due by Period

	Total	Less than 1 Year	1 – 3 years	4 – 5 years	After 5 years

Capital lease obligations	$2,530,036	$1,671,466	$858,570	$—	$—
Operating leases	$21,266,557	$2,517,945	$7,824,652	$5,065,332	$5,858,628

Total contractual cash obligations	$23,796,593	$4,189,411	$8,683,222	$5,065,332	$5,858,628

Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1 – 3 years	4 – 5 years	Over 5 years

Lines of credit	$—	$—	$—	$—	$—
Standby letters of credit	$2,133,923	$50,000	$—	$—	$2,083,923

Total commercial commitments	$2,133,923	$50,000	$—	$—	$2,083,923

Income Taxes

On July 2, 2002, the State of New Jersey signed into law new corporate business tax legislation.  Corporations will now be subject to a gross receipts and gross profits tax.  We have recorded a provision for New Jersey tax of $50,000 in our condensed consolidated statement of operations reflecting this New Jersey tax and $120,000 of tax expense related to our overseas offices.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of SFAS No. 146 was adopted beginning January 1, 2003.  The Company believes that the adoption of this standard did not have a material impact on its consolidated results of operations and financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”.  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the impact of the method used on reported results.  The disclosure provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002 and have been incorporated into the consolidated financial statements and accompanying notes presented elsewhere herein.

Subsequent Events

On April 10, 2003, IDT Corporation publicly announced that it intended to make an offer to purchase our outstanding shares of common stock for $1.40 in IDT Class B common stock. On the same date, we announced that our Board of Directors had met and had made an initial determination that the IDT proposal would not be in the interests of the Company’s stockholders.

We also announced on April 10, 2003 that our Board had approved a Shareholder Protection Rights Plan and declared a dividend of one Right on each outstanding share of ITXC common stock. Initially the Rights will be evidenced by common stock certificates, will automatically trade with the Company’s common stock, and will not be currently exercisable. The Rights become exercisable when and if an entity acquires 15% or more of the Company’s common stock and will entitle each stockholder, other than the acquiring entity, to purchase a number of shares of common stock with a market value of $14 for a payment of $7 at that time. The Board, at its option, may require that each Right be exchanged for one share of common stock. This exchange feature would not apply to rights held by an entity which has acquired 15% of the common stock. The Rights may be redeemed by the Board of Directors for $0.001 per Right at any time before they become exercisable.

On May 1, 2003, IDT issued a press release which stated, in pertinent part, that “IDT Corporation (NYSE: IDT; IDT.C) today announced that it has terminated its proposal to acquire all outstanding shares of ITXC Corp. (NASDAQ: ITXC). Pursuant to the terms of an agreement entered into with ITXC, IDT will not take any action to acquire the shares of ITXC for the next thirty days without ITXC’s consent, and the parties will enter into discussions. IDT makes no assurances that any agreement between the parties will be reached, or that any future offers will be made.”

We have engaged the investment banking firm of Morgan Stanley & Co., Incorporated as our financial advisor with respect to any possible transactions and to assist the Company’s efforts to protect and maximize shareholder value. No assurances are given that any transactions will be entered into with IDT Corporation or any other entity.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

We had investments of $66.2 million as of March 31, 2003 in certain marketable securities, which primarily consist of short-term fixed income investments. Due to the short-term nature of our investments, we believe that the effects of changes in interest rates are limited and would not have a material impact on our financial condition or operating results.

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

In September, 2001, the Company had been served with a complaint filed in Virginia state court on behalf of Hercules Communications Company, LLC in which the plaintiff demanded damages, including punitive damages, based on the Company’s alleged refusal to carry out a purported agreement to purchase certain assets from Hercules. The claims were primarily based on alleged breach of contract, breach of implied contract, breach of an oral contract, promissory estoppel and fraud. The Court dismissed plaintiff’s claim for promissory estoppel and fraud, but did allow the plaintiff to refile its fraud complaint.  Discovery is now underway.  In June 2002, plaintiff moved to substitute Hercules Satellite Communications, L.L.C. for Hercules Communications, LLC, over the Company’s objection.  The Court rejected plaintiff’s motion, and thereafter the plaintiff voluntarily dismissed the case.  A new case was then brought in the name of Hercules Satellite Communications, L.L.C.  The allegations in the new case are substantially similar to those which had survived in the prior case.   A trial date is now scheduled for August 2003, and discovery is nearing completion.  The Company continues to believe the case is not meritorious and intends to vigorously defend its conduct.

Interactive Marketing Technologies, Inc., (“IMT”) a telecommunications service bureau headquartered in Erlanger, Kentucky, which, among other things, provides services to the prepaid calling card industry, commenced a lawsuit against ITXC seeking unspecified compensatory and punitive damages in the United States District Court for the Eastern District of Kentucky alleging breach of contract, bad faith, tortuous [sic] interference with contract and negligent misrepresentation, among other claims.  IMT is the customer to which ITXC had discontinued service on February 20, 2003, and from which ITXC had demanded payment of a multimillion dollar past due balance, after the parties were unsuccessful in efforts to restructure IMT’s obligations to ITXC. The Company believes the claims are without merit and plans to defend the case.  It is the Company’s belief that this dispute is covered by the arbitration clause of the agreement between ITXC and IMT, and the Company has therefore commenced an arbitration action against IMT seeking to recover the amounts owed by IMT, and has moved to dismiss the pending action in Kentucky based on the arbitration clause.

The Company has received an adversary complaint in bankruptcy court in connection with the bankrupt World Access, Inc. and its affiliate companies alleging that payments and offsets by the debtors to ITXC, all made prior to the bankruptcy filing in April 2001, and totaling approximately $3 million, constituted voidable transfers under the Bankruptcy laws and should be returned to the debtors.   The Company plans to defend the action.

We are not a party to any other legal proceeding, the adverse outcome of which is expected to have a material adverse effect on our business, financial condition, operating results or future prospects.

Item 2.   Changes in Securities and Use of Proceeds

On April 10, 2003, the Board of Directors of the Company adopted a Shareholder Protection Rights Plan and declared a dividend of one Right on each outstanding share of ITXC common stock.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations-- Subsequent Events.

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits:

4.1 Shareholder Protection Rights Plan, dated as of April 10, 2003, between ITXC Corp. and American Stock & Transfer Company, as Rights Agent, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 14, 2003.

99.1 Risk Factors (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
99.2 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.3 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b) The registrant submitted two Current Reports on Form 8-K during the quarter ended March 31, 2003. Information regarding the items reported on is as follows:

Date	Matter Reported On (all disclosures under Item 5)

February 26, 2003	Disseminated press releases, one on February 18, 2003 and one on February 21, 2003.

March 4, 2003	Disseminated a press release dated February 27, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITXC CORP.

By:	/s/ EDWARD B. JORDAN

Edward B. Jordan
Executive Vice President, Chief Financial Officer and Chief Accounting Officer

Dated: May 14, 2003

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

Date:  May 14, 2003

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

Date:  May 14, 2003

/s/ EDWARD B. JORDAN

Name:	Edward B. Jordan
Title:	Chief Financial Officer of ITXC Corp.

EXHIBIT INDEX

4.1 Shareholder Protection Rights Plan, dated as of April 10, 2003, between ITXC Corp. and American Stock & Transfer Company, as Rights Agent, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 14, 2003.

99.1 Risk Factors (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
99.1 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.2 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.