Form 10-Q
period 2003-06-30
ITXC CORP
filed 2003-08-14
CIK 1061895

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2003

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from ______ to ______.

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

At July 31, 2003, there were 43,181,316 shares of Common Stock, par value $.001 per share, outstanding.

ITXC CORP.

-i-

PART I - Financial Information

Item 1. Financial Statements

ITXC CORP. AND SUBSIDIARIES
 Condensed Consolidated Balance Sheets

	June 30, 2003	December 31, 2002

	(Unaudited)
Cash and cash equivalents	$10,797,241	$33,027,369
Marketable securities	47,791,420	60,433,091
Accounts receivable, net	30,586,617	25,332,565
Prepaid expenses and other current assets	3,868,097	5,360,291
Restricted cash	2,235,877	2,215,073

Total current assets	95,279,252	126,368,389
Property and equipment, net	34,202,948	34,727,391
Goodwill	7,913,319	7,913,319
Intangible assets, net	2,446,863	2,689,569
Other assets	880,172	871,449

Total assets	$140,722,554	$172,570,117

Accounts payable and accrued liabilities	$31,318,865	$34,664,232
Other liabilities	774,582	624,567
Current portion of capital lease obligations	1,779,177	2,127,729

Total current liabilities	33,872,624	37,416,528
Capital lease obligation, less current portion	1,144,346	171,503
Common stock	46,911	46,675
Additional paid in capital	460,201,940	459,832,135
Accumulated other comprehensive income	12,782	117,258
Accumulated deficit	(344,742,238)	(315,200,171)
Treasury stock	(9,813,811)	(9,813,811)

Total stockholders’ equity	105,705,584	134,982,086

Total liabilities and stockholders’ equity	$140,722,554	$172,570,117

See accompanying notes.

ITXC CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months ended June 30,

	2003	2002

Total revenues	$84,214,182	$65,996,824
Costs and expenses:
Data communications and telecommunications (exclusive of depreciation shown separately below)	77,000,413	56,308,210
Network operations (exclusive of depreciation shown separately below and exclusive of $96,264 of equity related charges included in non-cash employee compensation in 2002)	2,373,937	1,937,592
Selling, general and administrative (exclusive of depreciation shown separately below and exclusive of $601,098 of equity related charges included in non-cash employee compensation in 2002)	10,984,147	7,050,823
Depreciation	5,372,390	6,196,526
Amortization	121,354	96,354
Restructuring charges	283,736	151,255
Non-cash employee compensation	—	697,362

Total costs and expenses	96,135,977	72,438,122

Loss from operations	(11,921,795)	(6,441,298)
Interest income, net	249,351	681,697

Loss before income taxes	(11,672,444)	(5,759,601)
Income tax expense	178,723	—

Net loss	$(11,851,167)	$(5,759,601)

Basic and diluted net loss per share	$(0.28)	$(0.12)

Weighted average shares used in computation of basic and diluted net loss per share	42,889,332	46,141,328

See accompanying notes.

ITXC CORP. AND SUBSIDIARIES
 Condensed Consolidated Statements of Operations
(Unaudited)

	Six Months ended June 30,

	2003	2002

Total revenues	$165,922,098	$123,708,958
Costs and expenses:
Data communications and telecommunications (exclusive of depreciation shown separately below)	149,619,926	104,912,559
Network operations (exclusive of depreciation shown separately below and exclusive of $192,526 of equity related charges included in non-cash employee compensation in 2002)	4,872,151	3,888,195
Selling, general and administrative (exclusive of depreciation shown separately below and exclusive of $1,202,196 of equity related charges included in non-cash employee compensation in 2002)	29,688,270	14,081,768
Depreciation	11,008,315	11,919,657
Amortization	242,706	102,706
Restructuring charges	283,736	1,230,087
Non-cash employee compensation	—	1,394,722

Total costs and expenses	195,715,104	137,529,694

Loss from operations	(29,793,006)	(13,820,736)
Interest income, net	603,196	1,564,402

Loss before income taxes	(29,189,810)	(12,256,334)
Income tax expense	352,257	—

Net loss	$(29,542,067)	$(12,256,334)

Basic and diluted net loss per share	$(0.69)	$(0.27)

Weighted average shares used in computation of basic and diluted net loss per share	42,850,436	45,914,988

See accompanying notes.

ITXC CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,

	2003	2002

Operating activities
Net loss	$(29,542,067)	$(12,256,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,008,315	11,919,657
Amortization of intangibles	242,706	102,706
Provision for doubtful accounts	9,633,768	404,028
Realized loss (gain) on sale of investments	71,091	(40,628)
Amortization of original issue discounts	97,338	(62,575)
Non-cash restructuring charges	—	559,912
Amortization of non-cash deferred employee compensation	—	1,394,722
Changes in operating assets and liabilities:
Increase in accounts receivable	(14,887,820)	(4,887,966)
(Decrease) increase in prepaid expenses and other assets	1,483,470	(588,973)
Decrease in accounts payable and accrued expenses	(3,345,367)	(975,937)
Increase (decrease) in other liabilities	150,015	(37,775)

Net cash used in operating activities	(25,088,551)	(4,469,163)

Investing activities
Purchase of property and equipment	(8,510,311)	(8,909,593)
Purchase of Nexcom	—	(9,051,716)
Increase in restricted cash	(20,804)	—
Purchase of available for sale securities	(30,306,402)	(88,539,587)
Sale of available for sale securities	31,068,859	29,383,004
Maturities of available for sale securities	11,600,000	61,492,833

Net cash provided by (used in) investing activities	3,831,342	(15,625,059)

Financing activities
Repayment of capital lease obligations	(1,349,270)	(1,668,282)
Proceeds from exercise of stock options	109,114	324,168
Proceeds from issuance of common stock related to employee stock purchase plan	260,928	325,071
Repayment of equipment line of credit	—	(1,196,660)

Net cash used in financing activities	(979,228)	(2,215,703)

Effect of exchange rate fluctuations on cash	6,309	(303,474)

Decrease in cash	(22,230,128)	(22,613,399)
Cash and cash equivalents at beginning of period	33,027,369	53,193,357

Cash and cash equivalents at end of period	$10,797,241	$30,579,958

See accompanying notes.

ITXC CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The June 30, 2003 and 2002 financial statements have been prepared by ITXC Corp. (the “Company” or “ITXC”) and are unaudited.  In the opinion of the Company’s management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures required under accounting principles generally accepted in the United States have been condensed or omitted from the consolidated financial statements and notes thereto presented herein pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes thereto presented herein should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2002 and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

The consolidated financial statements include the accounts of ITXC Corp. and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

2. Comprehensive Income

The components of comprehensive loss for the three and six month periods ended June 30, 2003 and 2002 were as follows:

	Three Months ended June 30,		Six Months ended June 30,

	2003	2002	2003	2002

Net loss	$(11,851,167)	$(5,759,601)	$(29,542,067)	$(12,256,334)
Other comprehensive income:
Unrealized holding gains (losses)	(83,727)	192,833	(110,785)	(229,283)
Foreign currency translation adjustments	5,754	(63,083)	6,309	(303,474)

Comprehensive loss	$(11,929,140)	$(5,629,851)	$(29,646,543)	$(12,789,091)

3.  Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” using an intrinsic value approach to measure compensation expense, if any. Appropriate disclosures using a fair value based method, as provided by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, are also reflected in these notes to the financial statements. The Company has not issued any options other than to employees and directors and certain consultants who are occupied full time in the Company’s activities.

The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock options, with supplemental information as if the fair value recognition provisions of SFAS No. 123 had been applied for the three and six month periods ended June 30, 2003 and 2002:

	Three Months ended June 30,		Six Months ended June 30,

	2003	2002	2003	2002

Net loss applicable to common stockholders	$(11,851,167)	$(5,759,601)	$(29,542,067)	$(12,256,334)
Add: stock-based compensation, as reported pursuant to APB 25	—	697,362	—	1,394,722
Deduct: total stock-based compensation determined under fair value based methods for all awards	(3,455,245)	(4,086,159)	(6,874,421)	(8,213,837)

Adjusted net loss, fair value method for all stock-based awards	(15,306,412)	(9,148,398)	(36,416,488)	(19,075,449)

Basic and diluted net loss per share, as reported	$(0.28)	$(0.12)	$(0.69)	$(0.27)

Basic and diluted net loss per share, SFAS 123 adjusted	$(0.36)	$(0.20)	$(0.85)	$(0.42)

4.  Acquisition

On May 2, 2002 the Company purchased assets, which comprised the wholesale call completion business operated by privately-held Nexcom Telecommunications LLC (“Nexcom”) in 11 countries in Eastern Europe, for total consideration of $11.7 million which consisted of $9.0 million in cash and 533,701 shares of the Company’s common stock.  275,459 of those shares and $1.5 million in cash were subject to an escrow agreement supporting Nexcom’s indemnification obligations to the Company.  All escrow shares and cash were distributed to Nexcom in May 2003.  Nexcom had previously provided termination services to the Company in most of the countries in which the assets are located.  In connection with the transaction, the Company recorded goodwill of $7.9 million; and other intangibles of $2.9 million related to vendor agreements, customer lists and licenses, which will be amortized over periods ranging from 3 to 80 months.  These values were determined using an independent third party valuation.  Also included in the purchase were $0.8 million of property, plant and equipment.  The acquisition was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations, and accordingly, the net assets and results of operations have been included in the Consolidated Financial Statements from the date of acquisition. The acquisition would not have had a material impact on the Company’s results of operations, had the acquisition been completed at the beginning of the periods presented.

5.  Restructuring Charges

During the second quarter and in the beginning of the third quarter of 2003, the Company reduced headcount by approximately 10%.  The reductions were possible because of the network simplification and new technology deployed during the quarter as well as the elimination of some unprofitable customers and affiliates.  Approximately $284,000 of related restructuring charges were recorded in the second quarter associated with a reduction of nine employees.  The Company anticipates recording an additional charge of approximately $350,000 in the third quarter related to headcount reductions of twenty-two employees that took place in the third quarter.

During the first quarter of 2002, the Company recorded  $1.1 million in restructuring charges related to two of its lease facilities.  An additional $0.2 million in restructuring charges was recorded in the second quarter of 2002 associated with the lease for the closed office in Beaverton, Oregon.  In the first quarter of 2003, the Company reached a settlement with the landlord for the Beaverton, Oregon facility resulting in a cash payment to the landlord of approximately $1.2 million.  The Company recorded an additional restructuring charge in the fourth quarter of 2002 related to this settlement.  No further restructuring charges are expected in 2003 associated with this facility.

6.  Goodwill and Other Intangible Assets

The following table summarizes the activity in Goodwill for the periods indicated:

	Three Months ended June 30,		Six Months ended June 30,

	2003	2002	2003	2002

Beginning balance, net	$7,913,319	$—	$7,913,319	$—
Additions	—	7,913,319	—	7,913,319
Amortization Write-offs	—	—	—	—

Ending balance, net	$7,913,319	$7,913,319	$7,913,319	$7,913,319

The following table summarizes the Other Intangibles subject to amortization at the dates indicated:

	June 30, 2003			December 31, 2002

	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Patents	$108,000	$44,470	$63,530	$108,000	$31,765	$76,235
Customer lists and licenses	240,000	84,167	155,833	240,000	56,666	183,334
Vendor agreements	2,700,000	472,500	2,227,500	2,700,000	270,000	2,430,000

Total other intangibles	$3,048,000	$601,137	$2,446,863	$3,048,000	$358,431	$2,689,569

Amortization expense for Other Intangibles totaled approximately $121,000 and $96,000 for the three months ended June 30, 2003 and 2002, respectively and $242,000 and $103,000 for the six months ended June 30, 2003 and 2002, respectively.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of SFAS No. 146 was effective beginning January 1, 2003.  The adoption of this standard did not have a material impact on the Company’s consolidated results of operations and financial position.

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

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51. The Interpretation introduces a new consolidation model, the variable interests model, based on potential variability in gains and losses of the entity being evaluated for consolidation. It provides guidance for determining whether an entity lacks sufficient equity or the entity’s equity holders lack adequate decision-making ability. These entities, variable interest entities (VIE), are evaluated for consolidation based on their variable interests. Variable interests are contractual, ownership or other interests in an entity that expose their holders to the risks and rewards of the VIE. The Interpretation’s provisions are effective for variable interests in VIE’s created after January 31, 2003, and for variable interests in VIE’s created before February 1, 2003, no later than the first reporting period beginning after June 15, 2003. The Company does not believe that adoption of this standard will have a material impact on the Company’s financial statements.

8.  Restricted Cash

In conjunction with its letter of credit facility for its Princeton, New Jersey lease, the Company has $2.2 million in restricted cash as of June 30, 2003 and December 31, 2002 that represents the collateral supporting the letter of credit.  The Company is obligated to maintain the letter of credit for the term of the lease, which expires on July 31, 2011.  As a result, the Company will be required to either maintain the restricted cash or provide an alternative means of collateral.

9.  Legal Proceedings

The Company is involved in certain claims and legal actions arising in the normal course of business. Management does not expect that the outcome of these cases will have a material effect on the Company’s financial position or results of operations.

In September, 2001, the Company was served with a complaint filed in Virginia state court on behalf of Hercules Communications Company, LLC in which the plaintiff demanded damages, including punitive damages, based on the Company’s alleged refusal to carry out a purported agreement to purchase certain assets from Hercules. The claims were primarily based on alleged breach of an oral contract, breach of implied contract, promissory estoppel and fraud. The Court dismissed plaintiff’s claim for promissory estoppel and fraud, but did allow the plaintiff to refile its fraud complaint.  In June 2002, plaintiff moved to substitute Hercules Satellite Communications, L.L.C. for Hercules Communications, LLC, over the Company’s objection.  The Court rejected plaintiff’s motion, and thereafter the plaintiff voluntarily dismissed the case.  A new case was then brought in the name of Hercules Satellite Communications, L.L.C.  The allegations in the new case are substantially similar to those which had survived in the prior case.   A trial date is scheduled for August 18, 2003, and discovery is now essentially complete. The Company continues to believe the case is not meritorious and intends to vigorously defend its conduct. On August 6, 2003, the Company filed a lawsuit in New Jersey Superior Court against Hercules Communications, Hercules Satellite and their principals, alleging malicious prosecution, abuse of process, injurious falsehood and violation of RICO for their actions in pursuing a series of litigations and other conduct aimed at damaging ITXC and coercing it into paying money to Hercules despite the absence of any obligation on ITXC’s part to do so.

On May 23, 2000, Connectel, LLC, filed suit against the Company in the United States District Court for the Eastern District of Pennsylvania. Connectel alleges in its complaint that the Company is infringing on the claims of a patent owned by Connectel by, acting alone or with others, assembling, offering to sell, selling or using communications networks or switching systems within the United States and for export worldwide without license from Connectel. Connectel also seeks unspecified damages. Discovery has closed and ITXC moved for summary judgment in October 2002.  Thereafter, in December 2002, the case was reassigned to a newly appointed United States District judge, Hon. James Knoll Gardner.  Nothing has happened on the litigation since that time.  The Company believes that the Connectel claims are without merit.

The Company and certain of its officers/directors were named as defendants in several purported shareholder class action lawsuits. The lawsuits allege, among other things, that, in connection with the Company’s public offerings of securities, its Prospectus did not disclose certain alleged practices involving its underwriters and their customers. These actions seek compensatory and other damages, and costs and expenses associated with the litigation. No discovery has taken place.  ITXC is one of hundreds of companies named in substantially identical lawsuits.  Management believes that ITXC and its officers/directors did not engage in any improper or illegal conduct. All of these cases have been consolidated for pretrial purposes before Judge Scheindlin in the Southern District of New York, who refused to dismiss the cases in an opinion issued in February 2003.  All of the individual defendants who had been named as defendants in the Company’s case have now been dismissed from the proceeding without prejudice, pursuant to a stipulation with the plaintiffs.  Neither the individual defendants nor the Company nor its insurers paid any consideration for these dismissals.  The parties have negotiated a settlement entirely funded by the directors and officers insurance carriers, and it is anticipated that this proposed settlement (the terms of which are still confidential) will be approved within the next few weeks and go to the Court for approval.  Under the terms of the settlement, the Company will neither have future liability nor expenses in connection with the litigation, except for a limited obligation to cooperate in discovery in the plaintiffs’ continuing cases against the underwriters.

Interactive Marketing Technologies, Inc., (“IMT”) is a telecommunications service bureau headquartered in Erlanger, Kentucky, to whom ITXC had discontinued service on February 20, 2003, and from which ITXC had demanded payment of a multimillion dollar past due balance, after the parties were unsuccessful in efforts to restructure IMT’s obligations to ITXC. IMT then sued ITXC seeking unspecified compensatory and punitive damages in the United States District Court for the Eastern District of Kentucky alleging breach of contract, bad faith, tortuous[sic] interference with contract and negligent misrepresentation, among other claims.  It was the Company’s belief that this dispute is covered by the arbitration clause of the agreement between ITXC and IMT, and the Company therefore commenced an arbitration action against IMT seeking to recover the amounts owed by IMT, and has moved to dismiss the pending action in Kentucky based on the arbitration clause.  On July 8, 2003, the Court granted ITXC’s motion and dismissed the case.  ITXC has pursued the arbitration action as well.  IMT has now asserted the dismissed claims in the arbitration.

The Company is not a party to any other legal proceeding, the adverse outcome of which is expected to have a material adverse effect on its business, financial condition, operating results or future prospects.

10.  Income Taxes

On July 2, 2002, the State of New Jersey signed into law new corporate business tax legislation, which was retroactive to January 1, 2002.  Accordingly, corporations are now subject to a gross receipts and gross profits tax.  For the quarter ended June 30, 2003, the Company has recorded a provision for New Jersey income tax expense of $50,000 in its condensed consolidated statement of operations.  The Company also recorded $129,000 of tax expense related to its overseas offices.  Tax expense for the six months ended June 30, 2003 was $352,000.

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

Goodwill and Other Intangible Assets.  On January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”.  In assessing the recoverability of its goodwill and other intangibles, the Company must make assumptions regarding estimated future cash flows.  If such assumptions change in the future, the Company may be required to record impairment charges for these assets.

Property and Equipment.   On January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  If indicators of impairment are present, the Company must determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than its carrying amount. If less, the Company will be required to recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values.  The Company is in the process of simplifying its network to eliminate the need for circuit switches in new installations, to lower costs and improve quality and reliability for its customers, and to reduce further capital costs and operating complexity.  As a result, the Company recognized $7.5 million of impairment charges in 2002 related to this simplification.

Overview

We are a leading global provider of voice and fax services established in July 1997. We primarily use the Internet for transport of these calls.

In April 1998, we launched our first service delivered over ITXC.net®-our WWeXchange® service. Our operations since that time have included:

•	increasing our voice traffic, from 2,746 minutes during April 1998 to approximately 999 million minutes carried through our WWeXchange service during the quarter ended June 30, 2003;

•	refining our monitoring and analysis software in order to achieve BestValue Routing;

•	expanding our affiliate network to 241 affiliates at July 31, 2003;

•	increasing the global reach of ITXC.net to over 175 countries at July 31, 2003;

•	applying for and securing patents on key technology;

•	increasing our direct connection to customers using ITXC-owned SNARCs® located at the customers’ premises; and

•	increasing our employee headcount, from 29 employees on April 1, 1998 to 246 employees on July 31, 2003.

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

•

Sales and Marketing Expenses. Salaries, payroll taxes, benefits and commissions that we pay for sales personnel and expenses associated with the development and implementation of our promotion and marketing campaigns that are deployed both domestically and internationally. We anticipate that sales and marketing expenses will increase in the future as we expand our internal sales force, hire additional marketing personnel and increase expenditures for sales, promotion and marketing on a global level, although at a slower rate than we have experienced in recent quarters.

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

On May 2, 2002 the Company purchased assets which comprised the wholesale call completion business operated by Nexcom Telecommunications, LLC in 11 countries in eastern Europe, for total consideration of $11.7, million which consisted of $9 million in cash and 533,701 shares of the Company’s common stock. 275,459 of those shares and $1.5 million in cash were subject to an escrow agreement supporting Nexcom’s indemnification obligations to the Company. All escrow shares and cash were distributed to Nexcom in May 2003. Nexcom had previously provided termination services to the Company in most of the countries in which the assets are located. In connection with this acquisition the Company acquired capital assets and hired a small number of Nexcom’s employees located in those countries.

Since our inception in July 1997, we have experienced operating losses in each quarterly and annual period and negative cash flows from operations in each quarter since we commenced offering services over ITXC.net in April 1998. As of June 30, 2003, we had an accumulated deficit of $344.7 million. The profit potential of our business is unproven, and our limited operating history makes an evaluation of us and our prospects difficult. We may not achieve profitability or, if we achieve profitability, we might not sustain profitability.

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

On May 1, 2003, IDT issued a press release which stated, in pertinent part, that it had terminated its proposal to acquire all outstanding shares of ITXC.

We previously announced that we engaged the investment banking firm of Morgan Stanley & Co., Incorporated as our financial advisor.  Since that announcement, several companies have submitted proposals and/or expressions of interest.  We are currently in discussions about possible strategic transactions.  It is by no means a certainty that any such transaction will actually occur in either the short or long term and we are prepared to continue with our stand-alone business plan.

Results of Operations - Comparison of the Three and Six Months Ended June 30, 2003 and 2002

Revenues

Telecommunications revenues amounted to $84.2 million during the quarter ended June 30, 2003 and $165.9 million during the six months ended June 30, 2003.  Revenues increased 27.6 % versus the second quarter of 2002 and increased 34.1 % versus the first six months of 2002.  Almost all of our total revenue during 2003 was derived from our WWeXchange service, which provides international call completion to our customers and enables them to offer their own customers phone-to-phone global voice service. The increase over the second quarter of 2002 was the result of more calls being carried on our network, ITXC.net.

We carried approximately 999 million minutes of traffic in the second quarter of 2003 and 1.9 billion minutes of traffic in the first six months of 2003 as compared with 778 million minutes and 1.4 billion minutes during the comparable periods of 2002. During the quarter ended June 30, 2003, our average revenues per minute was 8.4 cents per minute, as compared with 8.5 cents per minute during the quarter ended June 30, 2002. The decrease in average revenues per minute is primarily attributable to changes in our route mix and to an overall decline in rates experienced in telecommunications over the past year.

Approximately $8.7 million of revenues reported for the first quarter of 2003 relates to amounts from Interactive Marketing Technologies, Inc., which may not be collectible. The Company has reserved for these amounts in its Selling, General and Administrative Expenses.

Operating Expenses

Data Communications and Telecommunications Expenses. During the three months ended June 30, 2003 and 2002, data communication and telecommunications expenses amounted to $77.0 million and $56.3 million, respectively, or 91.4% and 85.3% of revenues, respectively.  During the six months ended June 30, 2003 and 2002, data communications expenses amounted to $149.6 million and $104.9 million, respectively, or 90.2% and 84.8% of revenues, respectively.  The increase in the dollar amount of such costs primarily reflected the increased traffic during 2003, as well as costs associated with establishing an increasing capacity at our hubs in anticipation of future growth in traffic.  We have a full quarter of expenses associated with our Germany SuperPoP, which opened in February of 2003.

During the second quarter of 2003, we also experienced higher termination cost on several routes. The weaker dollar increased our costs as well.  The Company’s ARPM’s (average rate per minute) percentage decreased from the second quarter of 2002 to the second quarter of 2003.  This was primarily caused by changes in our route mix and by an overall decline in rates experienced in telecommunications over the past year.

Network Operations Expenses.  Network operations expenses increased to $2.4 million during the three months ended June 30, 2003 from $1.9 million during the three months ended June 30, 2002 and to $4.9 million during the six months ended June 30, 2003 from $3.9 million during the six months of 2002.  Such expenses primarily reflected the cost of operating our 24-hours-a-day, 7 days-a-week network operations center, as well as costs associated with the New Jersey, Los Angeles, London and Frankfurt hubs.

Network operations expenses represented 2.8% and 2.9% of revenues during the three months ended June 30, 2003 and 2002, respectively, and 3.0% and 3.1% of revenues during the six months ended June 30, 2003 and 2002, respectively. We anticipate that we will be able to leverage these costs over a larger revenue base in future quarters.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased to $11.0 million during the three months ended June 30, 2003 from $7.1 million during the three months ended June 30, 2002 and to $29.7 million during the six months ended June 30, 2003 from $14.1 million during the same period in 2002.  Expenses during the second quarter of 2003 include $2.1 million related to lump sum payments to investment banking and executive recruiting firms for previously announced engagements, legal expense in connection with litigation, and severance for positions eliminated during the quarter.  The remaining increase was principally related to higher headcount.  During the second quarter and in the beginning of the third quarter, we reduced headcount by 10%.  This reduction was possible because of network simplification and new technology deployed.  SG&A expenses for the second quarter of 2002 included a reserve of approximately $0.4 million related to WorldCom.  As a percentage of revenues, SG&A expenses increased to 13.0% from 10.7% over the comparable three-month period and to 17.9% from 11.4% over the comparable six-month period.  For the six months ended June 30, 2003, the increase is primarily attributable to a provision of $8.7 million that we made to our accounts receivable reserve in the first quarter of 2003 and the $2.1 million of lump sum payments mentioned above.  The remaining increase was principally related to higher headcount levels in 2003.  Accounts receivable reserves and bad debt experience have been in large part a function of the financial state of the telecommunications companies who are our customers.  In order to minimize accounts receivable reserves and write-offs, we have closely monitored credit exposure to customers, rejected customers that represented unacceptable credit risks, limited the business we would accept from customers whom we judge to bear excess credit risk and made significant efforts to assure that bilateral arrangements permit the offset of accounts receivable against accounts payable.  Nonetheless, during the first quarter of 2003, we took a reserve of $8.7 million for the potential bad debt associated with Interactive Technologies Inc. (“IMT”).

We had 277 employees at June 30, 2003, as compared with 239 employees at the end of the second quarter of 2002.

As our revenues continue to grow, we expect SG&A expenses to decrease as a percentage of revenues and they are expected to decrease in absolute terms. Such expectation represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ from such expectation as a result of a number of factors, including the rate of revenue growth, if any, the extent to which we incur unanticipated expenses associated with revenue growth and the extent to which our customers present unanticipated credit problems.

Depreciation

Depreciation expense decreased to $5.4 million during the three months ended June 30, 2003 from $6.2 million during the three months ended June 30, 2002, and decreased to $11.0 million during the six-months ended June 30, 2003 from $11.9 million during the six months ended June 30, 2002.  The decrease in depreciation expense from 2002 to 2003 was a result of the equipment we removed from our network and wrote off during the fourth quarter of 2002.  Depreciation continues to decrease as we get greater efficiencies from our installed capital expenditures. As a percentage of revenue, depreciation expense for the three-month periods was 6.4% in 2003 and 9.4% in 2002, and for the six-month period was 6.6% and 9.6%.  We added $8.5 million of capital expenditures during the first six months of 2003.

Amortization of Intangibles

In connection with our May 2, 2002 acquisition of the assets of Nexcom, we recorded $7.9 million of goodwill and $2.9 million of other intangibles.  We amortized $121,000 and $96,000 of other intangibles during the three months ended June 30, 2003 and June 30, 2002, respectively, and $242,000 and $103,000 of other intangibles during the six months ended June 30, 2003 and June 30, 2002, respectively.

Non-Cash Employee Compensation Expenses

We had no non-cash employee compensation expense during the quarter ended June 30, 2003 as compared with  $0.7 million during the quarter ended June 30, 2002.  Non-cash employee compensation represented amortization of deferred compensation incurred in connection with the grant of options at exercise prices less than fair value. These costs were fully amortized at the end of the second quarter of 2002.

Interest Income, Net

Our interest income, net principally represents income from cash and investments, which, in turn, were derived from capital contributions made by our investors.  During the quarters ended June 30, 2003 and 2002, the interest on our marketable securities, including the interest earned on the proceeds from our initial and follow-on public offerings, exceeded the interest that we paid on our capital leases and line of credit by $0.2 million and $0.7 million, respectively, and during the six months ended June 30, 2003 and 2002 by $0.6 million and $1.6 million, respectively. The reduction in our interest income reflects our usage of cash and yield reductions resulting from a decline in short-term interest rates.

Restructuring Charges

During the second quarter and in the beginning of the third quarter of 2003, the Company reduced headcount by approximately 10%.  The reductions were possible because of the network simplification and new technology deployed during the quarter as well as the elimination of some unprofitable customers and affiliates.  Approximately $284,000 of related charges were recorded in the second quarter associated with a headcount reduction of nine employees.  The Company anticipates recording an additional charge of approximately $350,000 in the third quarter related to headcount reductions of twenty-two employees that took place in the third quarter and a subsequent quarterly savings of approximately $750,000 related to the reductions effected in the second and third quarter.

During the first quarter of 2002, the Company recorded  $1.1 million in restructuring charges related to two of its lease facilities.  An additional $0.2 million in restructuring chargers was recorded in the second quarter of 2002 associated with the lease for the closed office in Beaverton, Oregon.  In the first quarter of 2003, the Company reached a settlement with the landlord for the Beaverton, Oregon facility resulting in a cash payment to the landlord of approximately $1.2 million.  The Company recorded an additional restructuring charge in the fourth quarter of 2002 related to this settlement.  No further restructuring charges are expected in 2003 associated with this facility.

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

Net cash used in financing activities was $1.0 million for the six months ended June 30, 2003, principally reflecting the repayment of certain capital lease obligations.

Net cash used in operating activities amounted to $25.1 million for the six months ended June 30, 2003, primarily the result of net operating losses, increased accounts receivable and a decrease in accounts payable and accrued expenses.

Net cash provided by investing activities was $3.8 million for the six months ended June30, 2003 and was primarily related to the sale and maturity of available for sale securities offset by purchases of property and equipment. During the first six months of 2003 the Company incurred $8.5 million in capital expenditures.

As of June 30, 2003, our principal commitments consisted of obligations outstanding under operating and capital leases. At that date, future minimum payments for all non-cancelable leases included required payments of $3.8 million during 2004 and $16.8 million for years 2005-2008 and thereafter under all leases.   The remaining future minimum payments for 2003 are estimated to be $3.2 million.  The minimum lease payments have not been reduced by minimum operating sublease rentals of $1.5 million due in the future under noncancelable subleases. We anticipate an increase in capital expenditures and lease commitments consistent with the anticipated growth in operations, infrastructure and personnel.

On October 23, 2002 the Company announced that its Board of Directors had authorized a stock repurchase program for up to $10 million.  On March 31, 2003 the Company announced that its Board of Directors had authorized a stock repurchase program for up to an additional $5 million.  Any purchases under this repurchase program may be made from time-to-time either in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice.  As of June 30, 2003 the Company had used $9.8 million of these authorizations to repurchase a total of 3,883,700 shares.  Included in this total was the negotiated direct purchase of 3,783,000 shares from VocalTec Communications Inc. at $2.53 per share, which took place on November 5, 2002, pursuant to a purchase agreement.

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

The following summarizes ITXC’s contractual obligations at June 30, 2003, and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods.

Contractual Obligations	Payments Due by Period

	Total	Less than 1 Year	1 – 3 years	4 – 5 years	After 5 years

Capital lease obligations	$3,228,552	$1,330,577	$1,897,975	$—	$—
Operating leases	$20,581,176	$1,765,605	$7,891,611	$5,065,332	$5,858,628

Total contractual cash obligations	$23,809,728	$3,096,182	$9,789,586	$5,065,332	$5,858,628

Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1 – 3 years	4 – 5 years	Over 5 years

Lines of credit	$—	$—	$—	$—	$—
Standby letters of credit	$2,133,923	$50,000	$—	$—	$2,083,923

Total commercial commitments	$2,133,923	$50,000	$—	$—	$2,083,923

Certain executive officers of the Company have employment agreements for a limited term that provides to each such executive officer certain benefits in the event that his employment is terminated without cause. In such event, such individuals would be entitled to receive their salary through the end of the term and certain bonus payments, as well as related benefits described in the agreement. In general, benefits will not extend more than one year after a change in the chief executive officer or a change in control; in no event will benefits extend beyond October 1, 2005 absent a subsequent amendment to the agreement. The potential future obligations under these agreements will not exceed $1.8 million.

Income Taxes

On July 2, 2002, the State of New Jersey signed into law new corporate business tax legislation.  Corporations will now be subject to a gross receipts and gross profits tax.  We have recorded a provision for New Jersey tax of $50,000 in our condensed consolidated statement of operations reflecting this New Jersey tax and $128,000 of tax expense related to our overseas offices in the second quarter of 2003.  Tax expense for the six months ended June 30, 2003 was $352,000.

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

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51. The Interpretation introduces a new consolidation model, the variable interests model, based on potential variability in gains and losses of the entity being evaluated for consolidation. It provides guidance for determining whether an entity lacks sufficient equity or the entity’s equity holders lack adequate decision-making ability. These entities, variable interest entities (VIE), are evaluated for consolidation based on their variable interests. Variable interests are contractual, ownership or other interests in an entity that expose their holders to the risks and rewards of the VIE. The Interpretation’s provisions are effective for variable interests in VIE’s created after January 31, 2003, and for variable interests in VIE’s created before February 1, 2003, no later than the first reporting period beginning after June 15, 2003. Management does not believe that the adoption of this standard will have a material impact on the Company’s financial statements.

Subsequent Event

On August 5, 2003, the Company announced that Leo Cyr, an experienced telecommunications executive, has been elected to its Board of Directors.  The Board currently has a vacancy and Cyr will serve out the unexpired portion of that term which ends in 2005.  As a result of this appointment, a majority of the members of the Board will again be independent.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We had investments of $52.4 million as of June 30, 2003 in certain marketable securities, which primarily consist of short-term fixed income investments. Due to the short-term nature of our investments, we believe that the effects of changes in interest rates are limited and would not have a material impact on our financial condition or operating results.

Item 4.  Controls and Procedures

a)  Disclosure Controls and Procedures.  The Company has established and maintains disclosure controls and procedures which are designed to provide reasonable assurance that material information relating to us, including our consolidated subsidiaries, is made known to senior managers responsible for disclosure by others within those entities, particularly during the period in which this quarterly report is being prepared. We have established a Disclosure Committee which is made up of several key management employees and reports directly to the Chief Financial Officer and Chief Executive Officer, to monitor and evaluate these disclosure controls and procedures. The Audit Committee of the Board also has reviewed the report of the Disclosure Committee.  As of the end of the Company’s most recently completed fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) covered by this report, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

b)  Changes in internal controls over financial reporting.  There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings

From time to time, we are involved in various legal proceedings relating to claims arising in the ordinary course of business.

In September, 2001, the Company was served with a complaint filed in Virginia state court on behalf of Hercules Communications Company, LLC in which the plaintiff demanded damages, including punitive damages, based on the Company’s alleged refusal to carry out a purported agreement to purchase certain assets from Hercules. The claims were primarily based on alleged breach of an oral contract, breach of implied contract, promissory estoppel and fraud. The Court dismissed plaintiff’s claim for promissory estoppel and fraud, but did allow the plaintiff to refile its fraud complaint.  In June 2002, plaintiff moved to substitute Hercules Satellite Communications, L.L.C. for Hercules Communications, LLC, over the Company’s objection.  The Court rejected plaintiff’s motion, and thereafter the plaintiff voluntarily dismissed the case.  A new case was then brought in the name of Hercules Satellite Communications, L.L.C.  The allegations in the new case are substantially similar to those which had survived in the prior case.   A trial date is scheduled for August 18, 2003, and discovery is now essentially complete. The Company continues to believe the case is not meritorious and intends to vigorously defend its conduct. On August 6, 2003, the Company filed a lawsuit in New Jersey Superior Court against Hercules Communications, Hercules Satellite and their principals, alleging malicious prosecution, abuse of process, injurious falsehood and violation of RICO for their actions in pursuing a series of litigations and other conduct aimed at damaging ITXC and coercing it into paying money to Hercules despite the absence of any obligation on ITXC’s part to do so.

On May 23, 2000, Connectel, LLC, filed suit against the Company in the United States District Court for the Eastern District of Pennsylvania. Connectel alleges in its complaint that the Company is infringing on the claims of a patent owned by Connectel by, acting alone or with others, assembling, offering to sell, selling or using communications networks or switching systems within the United States and for export worldwide without license from Connectel. Connectel also seeks unspecified damages. Discovery has closed and ITXC moved for summary judgment in October 2002.  Thereafter, in December 2002, the case was reassigned to a newly appointed United States District judge, Hon. James Knoll Gardner.  Nothing has happened on the litigation since that time.  The Company believes that the Connectel claims are without merit.

The Company and certain of its officers/directors were named as defendants in several purported shareholder class action lawsuits. The lawsuits allege, among other things, that, in connection with the Company’s public offerings of securities, its Prospectus did not disclose certain alleged practices involving its underwriters and their customers. These actions seek compensatory and other damages, and costs and expenses associated with the litigation. No discovery has taken place.  ITXC is one of hundreds of companies named in substantially identical lawsuits.  Management believes that ITXC and its officers/directors did not engage in any improper or illegal conduct. All of these cases have been consolidated for pretrial purposes before Judge Scheindlin in the Southern District of New York, who refused to dismiss the cases in an opinion issued in February 2003.  All of the individual defendants who had been named as defendants in the Company’s case have now been dismissed from the proceeding without prejudice, pursuant to a stipulation with the plaintiffs.  Neither the individual defendants nor the Company nor its insurers paid any consideration for these dismissals.  The parties have negotiated a settlement entirely funded by the directors and officers insurance carriers, and it is anticipated that this proposed settlement (the terms of which are still confidential) will be approved within the next few weeks and go to the Court for approval.  Under the terms of the settlement, the company will neither have future liability nor expenses in connection with the litigation, except for a limited obligation to cooperate in discovery in the plaintiffs’ continuing cases against the underwriters.

Interactive Marketing Technologies, Inc., (“IMT”) is a telecommunications service bureau headquartered in Erlanger, Kentucky, to whom ITXC had discontinued service on February 20, 2003, and from which ITXC had demanded payment of a multimillion dollar past due balance, after the parties were unsuccessful in efforts to restructure IMT’s obligations to ITXC. IMT then sued ITXC seeking unspecified compensatory and punitive damages in the United States District Court for the Eastern District of Kentucky alleging breach of contract, bad faith, tortuous[sic] interference with contract and negligent misrepresentation, among other claims.  It was the Company’s belief that this dispute is covered by the arbitration clause of the agreement between ITXC and IMT, and the Company therefore commenced an arbitration action against IMT seeking to recover the amounts owed by IMT, and has moved to dismiss the pending action in Kentucky based on the arbitration clause.  On July 8, 2003, the Court granted ITXC’s motion and dismissed the case.  ITXC has pursued the arbitration action as well.  IMT has now asserted the dismissed claims in the arbitration.

We are not a party to any other legal proceeding, the adverse outcome of which is expected to have a material adverse effect on our business, financial condition, operating results or future prospects.

Item 2.  Changes in Securities and Use of Proceeds

On April 10, 2003, the Board of Directors of the Company adopted a Shareholder Protection Rights Plan and declared a dividend of one Right on each outstanding share of ITXC common stock. Initially the Rights will be evidenced by common stock certificates, will automatically trade with the Company’s common stock, and will not be currently exercisable. The Rights become exercisable when and if an entity acquires 15% or more of ITXC’s common stock and will entitle each shareholder, other than the acquiring entity, to purchase a number of shares of common stock with a market value of $14 for a payment of $7 at that time.

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

10.1 Form of Executive Employment Agreement executed by the Company with each of Edward B. Jordan, Theodore M. Weitz, John E. Landau and Eric Weiss

10.2 Executive Employment Agreement by and between the Company and Steven J. Ott.

31.1 Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1 Risk Factors (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

(b) The registrant submitted seven Current Reports on Form 8-K during the quarter ended June 30, 2003. Information regarding the items reported on is as follows:

Date	Matter Reported On

April 3, 2003	Disseminated a press release dated March 31, 2003 (disclosure under item 5).
April 10, 2003	Disseminated a press release dated April 10, 2003 (disclosure under item 5).
April 14, 2003	Shareholder Protection Rights Plan, dated as of April 10, 2003 (disclosure under item 5).
April 21, 2003	Disseminated a press release dated April 21, 2003 (disclosure under items 7 and 12).
May 1, 2003	Disseminated a press release dated April 21, 2003 (disclosure under item 5).
May 7, 2003	Resignation of Liam Strong from ITXC Board of Directors to be announced at the Annual Meeting of Stockholders (disclosure under item 9).
June 2, 2003	Resignation of Liam Strong from ITXC Board of Directors (disclosure under item 5).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITXC CORP.

By:	/s/ EDWARD B. JORDAN

Edward B. Jordan Executive Vice President, Chief Financial Officer and Chief Accounting Officer

Dated: August 14, 2003

EXHIBIT INDEX

4.1

Shareholder Protection Rights Plan, dated as of April 10, 2003, between ITXC Corp. and American Stock & Transfer Company, as Rights Agent, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 14, 2003.

10.1	Form of Executive Employment Agreement executed by the Company with each of Edward B. Jordan, Theodore M. Weitz, John E. Landau and Eric Weiss

10.2	Executive Employment Agreement by and between the Company and Steven J. Ott.

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).