Form 10-Q/A
period 2003-06-30
ITXC CORP
filed 2003-08-15
CIK 1061895

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1

[Amending Item 2 of Part I only to revise the paragraph
under the caption “Losses”]

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

PART I—Financial Information

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

PART II—Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

The Company hereby files the following additional exhibits:

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

Dated: August 15, 2003

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.