Form 10-Q
period 2003-09-30
ITXC CORP
filed 2003-11-14
CIK 1061895

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

or

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

At October 31, 2003, there were 43,245,427 shares of Common Stock, par value $.001 per share, outstanding.

ITXC CORP.

-i-

PART I - Financial Information

Item 1. Financial Statements

ITXC CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2003	December 31, 2002
	(Unaudited)
Cash and cash equivalents	$17,421,353	$33,027,369
Marketable securities	36,675,381	60,433,091
Accounts receivable, net	27,254,932	25,332,565
Prepaid expenses and other current assets	5,582,858	5,360,291
Restricted cash	2,240,107	2,215,073

Total current assets	89,174,631	126,368,389

Property and equipment, net	31,148,524	34,727,391
Goodwill	7,913,319	7,913,319
Intangible assets, net	2,325,510	2,689,569
Other assets	755,802	871,449

Total assets	$131,317,786	$172,570,117

Accounts payable and accrued liabilities	$32,490,424	$34,664,232
Other liabilities	769,547	624,567
Current portion of capital lease obligations	1,217,354	2,127,729

Total current liabilities	34,477,325	37,416,528

Capital lease obligation, less current portion	951,545	171,503

Common stock	47,138	46,675
Additional paid in capital	460,333,327	459,832,135
Accumulated other comprehensive (loss) income	(39,761)	117,258
Accumulated deficit	(354,637,977)	(315,200,171)
Treasury stock	(9,813,811)	(9,813,811)

Total stockholders’ equity	95,888,916	134,982,086

Total liabilities and stockholders’ equity	$131,317,786	$172,570,117

See accompanying notes.

ITXC CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months ended September 30,
	2003	2002
Total revenues	$74,609,062	$70,137,146
Costs and expenses:
Data communications and telecommunications (exclusive of depreciation shown separately below)	68,646,627	62,495,183
Network operations (exclusive of depreciation shown separately below)	2,019,724	2,112,529
Selling, general and administrative (exclusive of depreciation shown separately below)	8,333,920	7,965,521
Depreciation	5,174,260	6,551,898
Amortization	121,353	128,020
Restructuring charges	340,903	134,285

Total costs and expenses	84,636,787	79,387,436

Loss from operations	(10,027,725)	(9,250,290)
Interest income, net	103,548	624,061

Loss before income taxes	(9,924,177)	(8,626,229)
Income tax (benefit) expense	(28,441)	150,500

Net loss	$(9,895,736)	$(8,776,729)

Basic and diluted net loss per share	$(0.23)	$(0.19)

Weighted average shares used in computation of basic and diluted net loss per share	43,213,199	46,342,092

See accompanying notes.

ITXC CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine Months ended September 30,
	2003	2002
Total revenues	$240,531,161	$193,846,103
Costs and expenses:
Data communications and telecommunications (exclusive of depreciation shown separately below)	218,266,551	167,407,742
Network operations (exclusive of depreciation shown separately below and exclusive of $192,526 of equity related charges included in non-cash employee compensation in 2002)	6,891,882	6,000,722
Selling, general and administrative (exclusive of depreciation shown separately below and exclusive of $1,202,196 of equity related charges included in non-cash employee compensation in 2002)	38,022,188	22,047,292
Depreciation	16,182,575	18,471,555
Amortization	364,059	230,726
Restructuring charges	624,639	1,364,372
Non-cash employee compensation	—	1,394,722

Total costs and expenses	280,351,894	216,917,131

Loss from operations	(39,820,733)	(23,071,028)
Interest income, net	706,743	2,188,465

Loss before income taxes	(39,113,990)	(20,882,563)
Income tax expense	323,816	150,500

Net loss	$(39,437,806)	$(21,033,063)

Basic and diluted net loss per share	$(0.92)	$(0.46)

Weighted average shares used in computation of basic and diluted net loss per share	42,916,802	46,132,608

See accompanying notes.

ITXC CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2003	2002
Operating activities
Net loss	$(39,437,806)	$(21,033,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,182,575	18,471,555
Amortization of intangibles	364,059	230,726
Provision for doubtful accounts	9,539,224	920,982
Realized loss (gain) on sale of investments	196,766	(36,939)
Amortization of original issue discounts	95,689	(50,457)
Non-cash restructuring charges	—	559,912
Amortization of non-cash deferred employee compensation	—	1,394,722
Changes in operating assets and liabilities:
Increase in accounts receivable	(11,461,591)	(6,121,894)
Increase in prepaid expenses and other assets	(106,917)	(1,763,701)
(Decrease) increase in accounts payable and accrued expenses	(2,173,810)	3,432,208
Increase (decrease) in other liabilities	144,980	(167,933)

Net cash used in operating activities	(26,656,831)	(4,163,882)

Investing activities
Purchase of property and equipment	(10,630,146)	(17,993,245)
Purchase of Nexcom	—	(9,051,716)
Increase in restricted cash	(25,034)	(2,208,687)
Purchase of available for sale securities	(36,095,339)	(126,815,964)
Sale of available for sale securities	47,821,605	42,398,023
Maturities of available for sale securities	11,600,000	88,412,167

Net cash provided by (used in) investing activities	12,671,086	(25,259,422)

Financing activities
Repayment of capital lease obligations	(2,103,895)	(2,088,666)
Proceeds from exercise of stock options	133,711	324,235
Proceeds from issuance of common stock related to employee stock purchase plan	367,944	735,668
Repayment of equipment line of credit	—	(1,196,660)

Net cash used in financing activities	(1,602,240)	(2,225,423)

Effect of exchange rate fluctuations on cash	(18,031)	(265,268)

Decrease in cash	(15,606,016)	(31,913,995)
Cash and cash equivalents at beginning of period	33,027,369	53,193,357

Cash and cash equivalents at end of period	$17,421,353	$21,279,362

See accompanying notes.

ITXC CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The September 30, 2003 and 2002 financial statements have been prepared by ITXC Corp. (the “Company” or “ITXC”) and are unaudited. In the opinion of the Company’s management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures required under accounting principles generally accepted in the United States have been condensed or omitted from the consolidated financial statements and notes thereto presented herein pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes thereto presented herein should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2002 and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

The consolidated financial statements include the accounts of ITXC Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2. Comprehensive Income (Loss)

The components of comprehensive loss for the three and nine month periods ended September 30, 2003 and 2002 were as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002
Net loss	$(9,895,736)	$(8,776,729)	$(39,437,806)	$(21,033,063)
Other comprehensive income:
Unrealized holding losses	(28,203)	(10,929)	(138,988)	(240,213)
Foreign currency translation adjustments	(24,340)	38,206	(18,031)	(265,268)

Comprehensive loss	$(9,948,279)	$(8,749,452)	$(39,594,825)	$(21,538,544)

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

The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock options, with supplemental information as if the fair value recognition provisions of SFAS No. 123 had been applied for the three and nine month periods ended September 30, 2003 and 2002:

	Three Months ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002
Net loss applicable to common stockholders	$(9,895,736)	$(8,776,729)	$(39,437,806)	$(21,033,063)
Add: stock-based compensation, as reported pursuant to APB 25	—	—	—	1,394,722
Deduct: total stock-based compensation determined under fair value based methods for all awards	(2,979,506)	(3,197,512)	(9,338,715)	(10,911,753)

Adjusted net loss, fair value method for all stock-based awards	(12,875,242)	(11,974,241)	(48,776,521)	(30,550,094)

Basic and diluted net loss per share, as reported	$(0.23)	$(0.19)	$(0.92)	$(0.46)

Basic and diluted net loss per share, SFAS 123 adjusted	$(0.30)	$(0.26)	$(1.14)	$(0.66)

4. Acquisition

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

5. Restructuring Charges

During the second quarter and in the beginning of the third quarter of 2003, the Company reduced headcount by approximately 10%. The reductions were possible because of the network simplification and new technology deployed during the second and third quarters as well as the elimination of some unprofitable customers and affiliates. Approximately $0.3 million of related restructuring charges were recorded in the second quarter associated with a reduction of nine employees. An additional charge of approximately $0.3 million was recorded in the third quarter related to headcount reductions of twenty-two employees that took place in the third quarter.

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

6. Goodwill and Other Intangible Assets

The following table summarizes the activity in Goodwill for the periods indicated:

	Three Months ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002
Beginning balance, net	$7,913,319	$—	$7,913,319	$—
Additions	—	7,913,319	—	7,913,319
Amortization Write-offs	—	—	—	—

Ending balance, net	$7,913,319	$7,913,319	$7,913,319	$7,913,319

The following table summarizes the Other Intangibles subject to amortization at the dates indicated:

	September 30, 2003			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$108,000	$50,824	$57,176	$108,000	$31,765	$76,235
Customer lists and licenses	240,000	97,917	142,083	240,000	56,666	183,334
Vendor agreements	2,700,000	573,749	2,126,251	2,700,000	270,000	2,430,000

Total other intangibles	$3,048,000	$722,490	$2,325,510	$3,048,000	$358,431	$2,689,569

Amortization expense for Other Intangibles totaled approximately $0.1 million and $0.1 million for the three months ended September 30, 2003 and 2002, respectively and $0.4 million and $0.3 million for the nine months ended September 30, 2003 and 2002, respectively. Aggregate amortization expense for intangible assets is estimated to be:

Three months ending December 31, 2003	$125,000
Year ending December 31, 2004	$500,000
Year ending December 31, 2005	$500,000
Year ending December 31, 2006	$400,000
Year ending December 31, 2007	$400,000

7. Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This Statement is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. SFAS No. 143 addresses the recognition and measurement of obligations associated with the retirement of tangible long-lived assets resulting from the acquisition, construction, development, or the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of an asset retirement obligation be recognized as a liability in the period in which it is incurred. The asset retirement obligation is to be capitalized as part of the carrying amount of the long-lived asset and the expense is to be recognized over the useful life of the long-lived asset. The adoption of this standard did not have a significant impact on the Company’s consolidated results of operations and financial position during the periods presented herein.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of SFAS No. 146 was effective beginning January 1, 2003. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations and financial position during the periods presented herein.

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

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51. The Interpretation introduces a new consolidation model, the variable interests model, based on potential variability in gains and losses of the entity being evaluated for consolidation. It provides guidance for determining whether an entity lacks sufficient equity or the entity’s equity holders lack adequate decision-making ability. These entities, variable interest entities (VIE), are evaluated for consolidation based on their variable interests. Variable interests are contractual, ownership or other interests in an entity that expose their holders to the risks and rewards of the VIE. The Interpretation’s provisions are effective currently for variable interests in VIE’s created after January 31, 2003, and for variable interests in VIE’s created before February 1, 2003, no later than the first reporting period ending after December 15, 2003. The Company does not believe that adoption of this standard will have a material impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 requires that certain financial instruments with characteristics of both liabilities and equity, including mandatorily redeemable financial instruments, be classified as a liability. Any amounts paid or to be paid to holders of these financial instruments in excess of the initial measurement amount shall be reflected in interest cost. SFAS No. 150 is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on July 1, 2003. The adoption of this standard had no impact on the Company’s consolidated results of operations, financial position or cash flows.

8. Restricted Cash

In conjunction with its letter of credit facility for its Princeton, New Jersey lease, the Company has $2.2 million in restricted cash as of September 30, 2003 and December 31, 2002 that represents the collateral supporting the letter of credit. The Company is obligated to maintain the letter of credit for the term of the lease, which expires on July 31, 2011. As a result, the Company will be required to either maintain the restricted cash or provide an alternative means of collateral.

9. Legal Proceedings

The Company is involved in certain claims and legal actions arising in the ordinary course of business. Management does not expect that the outcome of these cases will have a material effect on the Company’s financial position or results of operations.

On May 23, 2000, Connectel, LLC, filed suit against the Company in the United States District Court for the Eastern District of Pennsylvania. Connectel alleges in its complaint that the Company is infringing on the claims of a patent owned by Connectel by, acting alone or with others, assembling, offering to sell, selling or using communications networks or switching systems within the United States and for export worldwide without license from Connectel. Connectel also seeks unspecified damages. Discovery has closed and ITXC moved for summary judgment in October 2002. Thereafter, in December 2002, the case was reassigned to a newly appointed United States District judge, Hon. James Knoll Gardner. Oral argument on the motion for summary judgment and on certain other pretrial issues has been scheduled for February 2004. The Company believes that the Connectel claims are without merit.

The Company and certain of its officers/directors were named as defendants in several purported shareholder class action lawsuits. The lawsuits allege, among other things, that, in connection with the Company’s public offerings of securities, its Prospectus did not disclose certain alleged practices involving its underwriters and their customers. These actions seek compensatory and other damages, and costs and expenses associated with the litigation. No discovery has taken place. ITXC is one of hundreds of companies named in substantially identical lawsuits. Management believes that ITXC and its officers/directors did not engage in any improper or illegal conduct. All of these cases have been consolidated for pretrial purposes before Judge Scheindlin in the Southern District of New York, who refused to dismiss the cases in an opinion issued in February 2003. All of the individual defendants who had been named as defendants in the Company’s case have now been dismissed from the proceeding without prejudice, pursuant to a stipulation with the plaintiffs. Neither the individual defendants nor the Company nor its insurers paid any consideration for these dismissals. The parties have negotiated a settlement entirely funded by the directors and officers insurance carriers, and it is anticipated that this proposed settlement will be submitted to the Court for approval in the near future. Under the terms of the proposed settlement, neither the Company nor individual defendents will have either future liability or expenses in connection with the litigation, except for a limited obligation to cooperate in discovery in the plaintiffs’ continuing cases against the underwriters.

In September 2001, the Company was served with a complaint filed in Virginia state court on behalf of Hercules Communications Company, LLC in which the plaintiff demanded damages, including punitive damages, based on the Company’s alleged refusal to carry out a purported agreement to purchase certain assets from Hercules. In June 2002 the original plaintiff voluntarily dismissed the case, and a new case was brought in the name of Hercules Satellite Communications, L.L.C. A trial commenced in August 2003. At the conclusion of the plaintiff’s case, the trial court granted the Company’s motion to strike the evidence and dismiss the case in its entirety. Judgment was entered for the defendants. Plaintiff’s time to file a notice of appeal from the final order has not yet expired.

Interactive Marketing Technologies, Inc., (“IMT”) is a telecommunications service bureau headquartered in Erlanger, Kentucky, to whom ITXC had discontinued service on February 20, 2003, and from which ITXC had demanded payment of a multimillion dollar past due balance, after the parties were unsuccessful in efforts to restructure IMT’s obligations to ITXC. IMT then sued ITXC seeking unspecified compensatory and punitive damages in the United States District Court for the Eastern District of Kentucky alleging breach of contract, bad faith, tortuous[sic] interference with contract and negligent misrepresentation, among other claims. The Company thereafter commenced an arbitration action against IMT seeking to recover the amounts owed by IMT, and on July 8, 2003, the United States District Court dismissed IMT’s case in favor of the arbitration proceeding. IMT asserted its claims in the arbitration, and has now filed for bankruptcy protection. The Company believes IMT’s claims are without merit.

The Company is not a party to any other legal proceeding, the adverse outcome of which is expected to have a material adverse effect on its business, financial condition, operating results or future prospects.

10. Income Taxes

During the quarter, the Company recorded a benefit resulting from certain state taxes which the Company now expects will be refunded. Tax expense for the nine months ended September 30, 2003 was $0.3 million.

The Company has a federal and state NOL carryforward for which a full valuation allowance has been provided. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before the change. The Company has not determined the amount of the potential limitation.

11. Subsequent Event

On November 4, 2003, Teleglobe International Holdings Ltd and the Company announced that they had signed a definitive merger agreement for the acquisition of the Company by Teleglobe. Upon consummation of the merger, the outstanding shares of the Company’s common stock will be converted into approximately 28% of the capital stock of a newly formed parent company of Teleglobe. All outstanding options and warrants of ITXC will be converted into options and warrants of the new Teleglobe parent company. The merger is subject to several conditions, including receipt of governmental approvals, the meeting of certain financial tests by both companies, registration of the new Teleglobe shares with the Securities and Exchange Commission, and approval of the Company’s shareholders, and is expected to be completed in approximately the end of March 2004. Teleglobe is a privately held Canadian company and is one of the world’s leading wholesale providers of voice, data, IP and mobile roaming services.

On November 7, 2003, the Company issued a letter of credit to a vendor in the amount of $4.0 million. This instrument was issued as a means of obtaining more beneficial payment terms from the vendor. In order to secure the facility, the Company was required by its bank to deposit $4.0 million into a restricted bank account and maintain such balance as long as the facility remains in place.

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

Actual results could differ materially from those projected in the Company’s forward-looking statements due to numerous known and unknown risks and uncertainties, including, among other things, (i) uncertainties inherent in the execution of the proposed merger with Teleglobe, including but not limited to, transaction costs, the subsequent integration effort and retention of key employees, customers and suppliers through the merger process; the inability to capture anticipated synergies; the risk of disapproval or delay by governmental entities of the proposed transaction; the risks of delay in consummation of the transaction; the ability of Cerberus

Capital Management, L.P., Teleglobe’s current controlling shareholder and majority owner of Teleglobe after the merger, to exert control over the combined company; the existence of undisclosed or unanticipated contingent liabilities; the risk that Teleglobe is not currently a publicly traded company; the risk that material adverse changes to either entity may prevent the transaction from closing or render it less desirable than anticipated; and the risk that Teleglobe may not be able to effectively execute its business plan and (ii) other risks, including the volatile and competitive environment for Internet telephony and telecommunications; changes in domestic and foreign economic, market and regulatory conditions; the inherent uncertainty of financial estimates and projections; uncertainly inherent in litigation; unanticipated technological difficulties; the risk that Teleglobe may not be able to access sufficient capital; the creditworthiness of and relationship with our customers; Teleglobe’s anticipated debt level and the inherent lack of flexibility resulting therefrom; future transactions; risks inherent in being subject to significant regulation; the possibility that the merger may not close; and other considerations described as “Risk Factors” in Exhibit 99.1 to ITXC’s Annual Report on Form 10-K for the year ended December 31, 2002 and in other filings by ITXC with the SEC. All such forward-looking statements are current only as of the date on which such statements were made. ITXC does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

Property and Equipment. On January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. If indicators of impairment are present, the Company must determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than its carrying amount. If less, the Company will be required to recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. The Company has sought to simplify its network to eliminate the need for circuit switches in new installations, to lower costs and improve quality and reliability for its customers, and to reduce further capital costs and operating complexity. As a result, the Company recognized $7.5 million of impairment charges in 2002 related to this simplification.

Overview

We are a leading global provider of voice and fax services established in July 1997. We primarily use the Internet for transport of these calls.

In April 1998, we launched our first service delivered over ITXC.net®-our WWeXchange® service. Our operations since that time have included:

•	increasing our voice traffic, from 2,746 minutes during April 1998 to almost 949 million minutes carried through our WWeXchange service during the quarter ended September 30, 2003;

•	refining our BestValue Routing monitoring and analysis software;

•	expanding our affiliate network to 232 affiliates at October 31, 2003;

•	increasing the global reach of ITXC.net to over 175 countries at October 31, 2003;

•	applying for and securing patents on key technology;

•	increasing our direct connection to customers using ITXC-owned SNARCs® located at the customers’ premises; and

•	increasing our employee headcount, from 29 employees on April 1, 1998 to 234 employees on October 31, 2003.

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

Our operating expenses have been primarily:

•	Data Communications and Telecommunications Expenses. Internet-related expenses, consisting primarily of:

•	costs associated with sending voice traffic, primarily fees that we pay to our affiliates to terminate or assist us in terminating calls, fees that we pay when we find it necessary to utilize the traditional telephone network or private data networks to terminate calls and expenses incurred in connecting our customers to our network; these expenses are largely proportional to the volume of voice traffic carried over our network; and

•	costs associated with buying Internet access at ITXC-operated locations; these costs are largely proportional to the bandwidth of access acquired and do not typically vary based upon volume of voice traffic until additional bandwidth needs to be acquired.

•	Network Operations Expenses. Expenses associated with operating the network, consisting primarily of the salaries, payroll taxes and benefits that we pay for those employees directly involved in the operation of ITXC.net and related expenses.

•	Selling, General and Administrative Expenses. There are three components of selling, general and administrative expenses, consisting of the following:

•	Sales and Marketing Expenses. Salaries, payroll taxes, benefits and commissions that we pay for sales personnel and expenses associated with the development and implementation of our promotion and marketing campaigns that are deployed both domestically and internationally.

•	Development Expenses. Salary, payroll tax and benefit expenses that we pay for employees and consultants who work on the development of our network management approaches and future applications of our technology. We believe that investing in the enhancement of our technology is critical to our future success. Development expenses may increase or decrease in future periods, based upon various factors, including:

•	the importance to us of improving network operations, reliability and efficiency, including our BestValue Routing software;

•	the pace of technological change in our industry; and

•	our goal of expanding the applications of our technology.

•	General and Administrative Expenses. Salary, payroll tax and benefit expenses and related costs for general corporate functions, including executive management, finance, administration, facilities, legal, information technology and human resources, together with accounts receivable reserves.

•	Non-Cash Employee Compensation Expenses. Non-cash employee compensation represents compensation expense incurred in connection with the grant of certain stock options to our employees with exercise prices less than the fair value of our Common Stock at the respective dates of grant. During 1999, but prior to our initial public offering, we granted options to purchase 3,413,500 shares of our Common Stock at exercise prices equal to or less than fair value, resulting in non-cash charges of approximately $12.4 million. Similarly, in connection with our eFusion acquisition during 2000, we were required to take non-cash charges of approximately $0.7 million in connection with options granted in exchange for options previously granted by eFusion. Our non-cash employee compensation charges were fully expensed at the end of the second quarter of 2002.

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

On May 2, 2002 the Company purchased assets which comprised the wholesale call completion business operated by Nexcom Telecommunications, LLC in 11 countries in Eastern Europe, for total consideration of $11.7, million which consisted of $9.0 million in cash and 533,701 shares of the Company’s common stock. 275,459 of those shares and $1.5 million in cash were subject to an escrow agreement supporting Nexcom’s indemnification obligations to the Company. All escrow shares and cash were distributed to Nexcom in May 2003. Nexcom had previously provided termination services to the Company in most of the countries in which the assets are located. In connection with this acquisition the Company acquired capital assets and hired a small number of Nexcom’s employees located in those countries.

Since our inception in July 1997, we have experienced operating losses in each quarterly and annual period and negative cash flows from operations in each quarter since we commenced offering services over ITXC.net in April 1998. As of September 30, 2003, we had an accumulated deficit of $354.6 million. The profit potential of our business is unproven, and our limited operating history makes an evaluation of us and our prospects difficult. We may not achieve profitability or, if we achieve profitability, we might not sustain profitability.

On November 4, 2003, we entered into a definitive merger agreement providing for the acquisition of the Company by Teleglobe International Holdings Ltd. See Note 11 of the Notes to Consolidated Financial Statements. The merger is subject to several conditions including receipt of governmental approvals and the approval of the Company’s shareholders.

Results of Operations - Comparison of the Three and Nine Months Ended September 30, 2003 and 2002

Revenues

Telecommunications revenues amounted to $74.6 million during the quarter ended September 30, 2003 and $240.5 million during the nine months ended September 30, 2003. Revenues increased 6.4% versus the third quarter of 2002 and increased 24.1% versus the first nine months of 2002. However, revenues during the quarter ended September 30, 2003 declined 11.4% versus the quarter ended June 30, 2003. Almost all of our revenue during 2003 was derived from our WWeXchange service, which provides international call completion to our customers and enables them to offer their own customers phone-to-phone global voice service. The increase over the third quarter of 2002 was the result of more calls being carried on our network, ITXC.net.

We carried almost 949 million minutes of traffic in the third quarter of 2003 and 2.8 billion minutes of traffic in the first nine months of 2003 as compared with 838 million minutes and 2.3 billion minutes during the comparable periods of 2002. During the quarter ended September 30, 2003, our average revenue per minute was 7.9 cents per minute, as compared with 8.4 cents per minute during the quarter ended September 30, 2002. The decrease in average revenues per minute is primarily attributable to changes in our route mix and to an overall decline in rates experienced in telecommunications over the past year. During the quarter ended June 30, 2003, we carried over 999 million minutes of traffic and had average revenues per minute of 8.4 cents. The decrease of about 50 million minutes from the second quarter of 2003 to the third quarter of 2003 was due to a number of factors, including that our competitiveness in certain countries was reduced due to currency fluctuations, a loss of a prior quarter’s volume surge in another market as it adjusted to regulatory change and our unwillingness to extend more favorable credit terms to customers that the Company considered high risk. The decrease in the average rate per minute (“ARPM”) was primarily due to route mix as our revenue in the third quarter of 2003 included more minutes to low ARPM routes.

Approximately $8.7 million of revenues reported for the first quarter of 2003 relates to amounts from Interactive Marketing Technologies, Inc. (“IMT”), which may not be collectible. IMT has now filed for bankruptcy protection. The Company has reserved for these amounts in Selling, General and Administrative Expenses.

Operating Expenses

Data Communications and Telecommunications Expenses. During the three months ended September 30, 2003 and 2002, data communication and telecommunications expenses amounted to $68.6 million and $62.5 million, respectively, or 92.0% and 89.1% of revenues, respectively. During the nine months ended September 30, 2003 and 2002, data communications expenses amounted to $218.3 million and $167.4 million, respectively, or 90.7% and 86.4% of revenues, respectively. The increase in the dollar amount of such costs primarily reflected the increased traffic during 2003, as well as costs associated with establishing an increasing capacity at our hubs in anticipation of future growth in traffic. We have two full quarters of expenses associated with our Germany SuperPoP, which opened in February of 2003.

During the third quarter of 2003, the Company experienced increased market pressures which resulted in a higher percentage of data communications and telecommunications costs to revenue. Additionally, the Company’s ARPM’s percentage decreased from the third quarter of 2002 to the third quarter of 2003. This was primarily caused by changes in our route mix and by an overall decline in rates experienced in telecommunications over the past year.

Network Operations Expenses. Network operations expenses decreased to $2.0 million during the three months ended September 30, 2003 from $2.1 million during the three months ended September 30, 2002 and increased to $6.9 million during the nine months ended September 30, 2003 from $6.0 million during the first nine months of 2002. Such expenses primarily reflected the cost of operating our 24-hours-a-day, 7 days-a-week network operations center, as well as costs associated with the New Jersey, Los Angeles, London and Frankfurt hubs.

Network operations expenses represented 2.7% and 3.0% of revenues during the three months ended September 30, 2003 and 2002, respectively, and 2.9% and 3.1% of revenues during the nine months ended September 30, 2003 and 2002, respectively. We anticipate that we will be able to leverage these costs over a larger revenue base in future quarters.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased to $8.3 million during the three months ended September 30, 2003 from $8.0 million during the three months ended September 30, 2002 and to $38.0 million during the nine months ended September 30, 2003 from $22.0 million during the same period in 2002. As a percentage of revenues, SG&A expenses decreased to 11.2% from 11.4% over the comparable three-month period and increased to 15.8% from 11.4% over the comparable nine-month period. Included in the third quarter of 2003 are $0.6 million related to legal expenses associated with litigation activity. During the second quarter and in the beginning of the third quarter of 2003, we reduced headcount by 10%. This reduction was possible because of network simplification and new technology deployed. This reduction resulted in savings of $0.4 million. For the nine months ended September 30, 2003, the SG&A increase is primarily attributable to $2.0 million of increased legal expenses which were principally related to the Hercules litigation, $1.5 million of bad debt expense which was principally related to increased revenue, $1.1 million of increases in certain selling expenses primarily related to increased revenue, $0.8 million of investment banking fees, $0.5 million of insurance expense, $0.3 million of executive recruiting expenses, and to a specific provision of $8.7 million that we made to our accounts receivable reserve in the first quarter of 2003. Accounts receivable reserves and bad debt experience have been in large part a function of the financial state of the telecommunications companies who are our customers. In order to minimize accounts receivable reserves and write-offs, we have closely monitored credit exposure to customers, rejected customers that represented unacceptable credit risks, limited the business we would accept from customers whom we judge to bear excess credit risk and made significant efforts to assure that bilateral arrangements permit the offset of accounts receivable against accounts payable. Nonetheless, during the first quarter of 2003, we took a reserve of $8.7 million for the potential bad debt associated with Interactive Technologies Inc. (“IMT”).

We had 237 employees at September 30, 2003, as compared with 255 employees at the end of the third quarter of 2002.

Depreciation

Depreciation expense decreased to $5.2 million during the three months ended September 30, 2003 from $6.6 million during the three months ended September 30, 2002, and decreased to $16.2 million during the nine-months ended September 30, 2003 from $18.5 million during the nine months ended September 30, 2002. The decrease in depreciation expense from 2002 to 2003 was a result of the equipment we removed from our network and wrote off during the fourth quarter of 2002. Depreciation continues to decrease as we get greater efficiencies from our installed capital expenditures. As a percentage of revenue, depreciation expense for the three-month periods was 6.9% in 2003 and 9.3% in 2002, and for the nine-month periods was 6.7% in 2003 and 9.5% in 2002. We made $10.6 million of capital expenditures during the first nine months of 2003.

Amortization of Intangibles

In connection with our May 2, 2002 acquisition of the assets of Nexcom, we recorded $7.9 million of goodwill and $2.9 million of other intangibles. We amortized $0.1 million and $0.1 million of other intangibles during the three months ended September 30, 2003 and September 30, 2002, respectively, and $0.4 million and $0.2 million of other intangibles during the nine months ended September 30, 2003 and September 30, 2002, respectively.

Non-Cash Employee Compensation Expenses

We had no non-cash employee compensation expense during the quarters ended September 30, 2003 and September 30, 2002. Non-cash employee compensation represented amortization of deferred compensation incurred in connection with the grant of options at exercise prices less than fair value. These costs were fully amortized at the end of the second quarter of 2002.

Interest Income, Net

Our interest income, net principally represents income from cash and investments, which, in turn, were derived from capital contributions made by our investors. During the quarters ended September 30, 2003 and 2002, the interest on our marketable securities, including the interest earned on the proceeds from our initial and follow-on public offerings, exceeded the interest that we paid on our capital leases and line of credit by $0.1 million and $0.6 million, respectively, and during the nine months ended September 30, 2003 and 2002 by $0.7 million and $2.2 million, respectively. The reduction in our interest income reflects our usage of cash and yield reductions resulting from a decline in short-term interest rates.

Restructuring Charges

During the second quarter and in the beginning of the third quarter of 2003, the Company reduced headcount by approximately 10%. The reductions were possible because of the network simplification and new technology deployed during the second and third quarters as well as the elimination of some unprofitable customers and affiliates. Approximately $0.3 million of related charges were recorded in the second quarter associated with a headcount reduction of nine employees. The Company recorded an additional charge of approximately $0.3 million related to that portion of the headcount reductions of twenty-two employees that took place in the third quarter and anticipates subsequent quarterly savings of approximately $0.8 million per quarter related to the headcount reductions effected in the second and third quarter.

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

Net cash used in financing activities was $1.6 million for the nine months ended September 30, 2003, principally reflecting the repayment of certain capital lease obligations.

Net cash used in operating activities amounted to $26.7 million for the nine months ended September 30, 2003, primarily the result of net operating losses, increased accounts receivable and a decrease in accounts payable and accrued expenses.

Net cash provided by investing activities was $12.7 million for the nine months ended September 30, 2003 and was primarily related to the sale and maturity of available for sale securities offset by purchases of property and equipment. During the first nine months of 2003 the Company incurred $10.6 million in capital expenditures.

As of September 30, 2003, our principal commitments consisted of obligations outstanding under operating and capital leases. At that date, future minimum payments for all non-cancelable leases included required payments of $3.9 million during 2004 and $16.8 million for years 2005-2008 and thereafter under all leases. The remaining future minimum payments for 2003 are estimated to be $1.7 million. The minimum lease payments have not been reduced by minimum operating sublease rentals of $1.3 million due in the future under noncancelable subleases. We anticipate an increase in capital expenditures and lease commitments consistent with the anticipated growth in operations, infrastructure and personnel.

On October 23, 2002 the Company announced that its Board of Directors had authorized a stock repurchase program for up to $10 million. On March 31, 2003 the Company announced that its Board of Directors had authorized a stock repurchase program for up to an additional $5 million. As of September 30, 2003 the Company had used $9.8 million of these authorizations to repurchase a total of 3,883,700 shares. Included in this total was the negotiated direct purchase of 3,783,000 shares from VocalTec Communications Inc. at $2.53 per share, which took place on November 5, 2002, pursuant to a purchase agreement. The Company’s merger agreement with Teleglobe precludes further repurchases.

During the quarter ended June 30, 2002, the Company terminated a credit facility with a bank and paid the remaining $1.1 million outstanding balance of its equipment note payable. In conjunction with the Company’s letter of credit facility for its Princeton, New Jersey lease, the Company has $2.2 million of restricted cash.

The primary sources of our short-term funding continue to be the capital that we have raised. Our capital requirements depend on numerous factors, including market acceptance of our services, the responses of our competitors, the resources allocated to ITXC.net and the development of future applications of our technology, our success in marketing and selling our services, and other factors. We have experienced substantial increases in our capital expenditures since our inception, consistent with growth in our operations and staffing. If the Teleglobe merger is not consummated, we currently believe that our available cash and cash equivalents will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. This statement represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from our expectations. If the Teleglobe merger is not consummated, we may need to raise additional funds in order to fund more rapid expansion, to develop new or enhance existing services, to respond to competitive pressures or to acquire or invest in complementary business, technologies or services. Additional funding may not be available on favorable terms or at all.

The following summarizes ITXC’s contractual obligations at September 30, 2003, and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods. The obligations have not been reduced by minimum operating sublease rentals due in the future.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 – 3 years	4 – 5 years	After 5 years
Capital lease obligations	$2,544,946	$646,971	$1,897,975	$—	$—
Operating leases	$19,875,154	$1,085,742	$7,865,452	$5,065,332	$5,858,628

Total contractual cash obligations	$22,420,100	$1,732,713	$9,763,427	$5,065,332	$5,858,628

Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1 – 3 years	4 – 5 years	Over 5 years
Lines of credit	$—	$—	$—	$—	$—
Standby letters of credit	$2,133,923	$—	$50,000	$—	$2,083,923

Total commercial commitments	$2,133,923	$—	$50,000	$—	$2,083,923

On November 7, 2003, the Company issued a letter of credit to a vendor in the amount of $4.0 million. This instrument was issued as a means of obtaining more beneficial payment terms from the vendor. In order to secure the facility, the Company was required by its bank to deposit $4.0 million into a restricted bank account and maintain such balance as long as the facility remains in place.

Certain executive officers of the Company have employment agreements for a limited term that provides to each such executive officer certain benefits in the event that his employment is terminated without cause. In such event, such individuals would be entitled to receive their salary through the end of the term and certain bonus payments, as well as related benefits described in the agreement. The potential future obligations under these agreements do not exceed $1.8 million.

Income Taxes

During the quarter, the Company recorded a benefit resulting from certain state taxes which the Company now expects will be refunded. Tax expense for the nine months ended September 30, 2003 was $0.3 million.

The Company has a federal and state NOL carryforward for which a full valuation allowance has been provided. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before the change. The Company has not determined the amount of the potential limitation.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This Statement is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. SFAS No. 143 addresses the recognition and measurement of obligations associated with the retirement of tangible long-lived assets resulting from the acquisition, construction, development, or the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of an asset retirement obligation be recognized as a liability in the period in which it is incurred. The asset retirement obligation is to be capitalized as part of the carrying amount of the long-lived asset and the expense is to be recognized over the useful life of the long-lived asset. The adoption of this standard did not have a significant impact on the Company’s consolidated results of operations and financial position during the periods presented herein.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of SFAS No. 146 was adopted beginning January 1, 2003. The Company believes that the adoption of this standard did not have a material impact on its condensed consolidated results of operations and financial position during the periods presented herein.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the impact of the method used on reported results. The disclosure provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002 and have been incorporated into the consolidated financial statements and accompanying notes presented elsewhere herein.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51. The Interpretation introduces a new consolidation model, the variable interests model, based on potential variability in gains and losses of the entity being evaluated for consolidation. It provides guidance for determining whether an entity lacks sufficient equity or the entity’s equity holders lack adequate decision-making ability. These entities, variable interest entities (VIE), are evaluated for consolidation based on their variable interests. Variable interests are contractual, ownership or other interests in an entity that expose their holders to the risks and rewards of the VIE. The Interpretation’s provisions are effective currently for variable interests in VIE’s created after January 31, 2003, and for variable interests in VIE’s created before February 1, 2003, no later than the first reporting period ending after December 15, 2003. Management does not believe that the adoption of this standard will have a material impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 requires that certain financial instruments with characteristics of both liabilities and equity, including mandatorily redeemable financial instruments, be classified as a liability. Any amounts paid or to be paid to holders of these financial instruments in excess of the initial measurement amount shall be reflected in interest cost. SFAS No. 150 is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on July 1, 2003. The adoption of this standard had no impact on the Company’s consolidated results of operations, financial position or cash flows.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We had investments of $36.7 million as of September 30, 2003 in certain marketable securities, which primarily consist of short-term fixed income investments. Due to the short-term nature of our investments, we believe that the effects of changes in interest rates are limited and would not have a material impact on our financial condition or operating results.

Item 4. Controls and Procedures

a) Disclosure Controls and Procedures. The Company has established and maintains disclosure controls and procedures which are designed to provide reasonable assurance that material information relating to us, including our consolidated subsidiaries, is made known to senior managers responsible for disclosure by others within those entities, particularly during the period in which this quarterly report is being prepared. We have established a Disclosure Committee which is made up of several key management employees and reports directly to the Chief Executive Officer and Chief Financial Officer, to monitor and evaluate these disclosure controls and procedures. The Audit Committee of the Board also has reviewed the report of the Disclosure Committee. As of the end of the Company’s most recently completed fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) covered by this report, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

On May 23, 2000, Connectel, LLC, filed suit against the Company in the United States District Court for the Eastern District of Pennsylvania. Connectel alleges in its complaint that the Company is infringing on the claims of a patent owned by Connectel by, acting alone or with others, assembling, offering to sell, selling or using communications networks or switching systems within the United States and for export worldwide without license from Connectel. Connectel also seeks unspecified damages. Discovery has closed and ITXC moved for summary judgment in October 2002. Thereafter, in December 2002, the case was reassigned to a newly appointed United States District judge, Hon. James Knoll Gardner. Oral argument on the motion for summary judgment and on certain other pretrial issues has been scheduled for February 2004. The Company believes that the Connectel claims are without merit.

The Company and certain of its officers/directors were named as defendants in several purported shareholder class action lawsuits. The lawsuits allege, among other things, that, in connection with the Company’s public offerings of securities, its Prospectus did not disclose certain alleged practices involving its underwriters and their customers. These actions seek compensatory and other damages, and costs and expenses associated with the litigation. No discovery has taken place. ITXC is one of hundreds of companies named in substantially identical lawsuits. Management believes that ITXC and its officers/directors did not engage in any improper or illegal conduct. All of these cases have been consolidated for pretrial purposes before Judge Scheindlin in the Southern District of New York, who refused to dismiss the cases in an opinion issued in February 2003. All of the individual defendants who had been named as defendants in the Company’s case have now been dismissed from the proceeding without prejudice, pursuant to a stipulation with the plaintiffs. Neither the individual defendants nor the Company nor its insurers paid any consideration for these dismissals. The parties have negotiated a settlement entirely funded by the directors and officers insurance carriers, and it is anticipated that this proposed settlement will be submitted to the Court for approval in the near future. Under the terms of the proposed settlement, neither the Company nor individual defendents will have either future liability or expenses in connection with the litigation, except for a limited obligation to cooperate in discovery in the plaintiffs’ continuing cases against the underwriters.

In September 2001, the Company was served with a complaint filed in Virginia state court on behalf of Hercules Communications Company, LLC in which the plaintiff demanded damages, including punitive damages, based on the Company’s alleged refusal to carry out a purported agreement to purchase certain assets from Hercules. In June 2002, the original plaintiff voluntarily dismissed the case, and a new case was brought in the name of Hercules Satellite Communications, L.L.C. A trial commenced in August 2003. At the conclusion of the plaintiff’s case, the trial court granted the Company’s motion to strike the evidence and dismiss the case in its entirety. Judgment was entered for the defendants. Plaintiff’s time to file a notice of appeal from the final order has not yet expired.

Interactive Marketing Technologies, Inc., (“IMT”) is a telecommunications service bureau headquartered in Erlanger, Kentucky, to whom ITXC had discontinued service on February 20, 2003, and from which ITXC had demanded payment of a multimillion dollar past due balance, after the parties were unsuccessful in efforts to restructure IMT’s obligations to ITXC. IMT then sued ITXC seeking unspecified compensatory and punitive damages in the United States District Court for the Eastern District of Kentucky alleging breach of contract, bad faith, tortuous[sic] interference with contract and negligent misrepresentation, among other claims. The Company thereafter commenced an arbitration action against IMT seeking to recover the amounts owed by IMT, and on July 8, 2003, the United States District Court dismissed IMT’s case in favor of the arbitration proceeding. IMT asserted its claims in the arbitration, and has now filed for bankruptcy protection. The Company believes IMT’s claims are without merit.

We are not a party to any other legal proceeding, the adverse outcome of which is expected to have a material adverse effect on our business, financial condition, operating results or future prospects.

Item 2. Changes in Securities and Use of Proceeds

On April 10, 2003, the Board of Directors of the Company adopted a Shareholder Protection Rights Plan and declared a dividend of one Right on each outstanding share of ITXC common stock. Initially the Rights will be evidenced by common stock certificates, will automatically trade with the Company’s common stock, and will not be currently exercisable. The Rights become exercisable when and if an entity (other than Teleglobe) acquires 15% or more of ITXC’s common stock and will entitle each shareholder, other than the acquiring entity, to purchase a number of shares of common stock with a market value of $14 for a payment of $7 at that time.

The Board, at its option, may require that each Right be exchanged for one share of common stock. This exchange feature would not apply to rights held by an entity (other than Teleglobe) which has acquired 15% of the common stock. The Rights may be redeemed by the Board of Directors for $0.001 per Right at any time before they become exercisable.

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

99.1 Risk Factors (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

(b) The registrant submitted four Current Reports on Form 8-K during the quarter ended September 30, 2003. Information regarding the items reported on is as follows:

Date	Matter Reported On
August 6, 2003	Disseminated a press release dated August 5, 2003 (disclosure under item 5).
August 6, 2003	Disseminated a press release dated August 5, 2003 (disclosure under item 5).
August 26, 2003	Disseminated a press release dated August 26, 2003 (disclosure under items 5 and 7).
September 23, 2003	Notification that Interactive Marketing Technologies, Inc. filed for reorganization pursuant to Chapter 11 of the Bankruptcy laws (disclosure under item 5).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITXC CORP.

By:	/s/ Edward B. Jordan
Edward B. Jordan
Executive Vice President,
Chief Financial Officer and
Chief Accounting Officer

Dated: November 14, 2003

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