Form 10-K
period 2003-12-31
ITXC CORP
filed 2004-03-15
CIK 1061895

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2003.

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

The aggregate market value of the voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers, directors, and 5% or more shareholders) of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2003), was $83.9 million.

Number of shares of Common Stock outstanding as of January 31, 2004: 43,255,441

Documents incorporated by reference: Definitive proxy statement for the registrant’s 2004 annual meeting of shareholders (Part III).

ITXC CORP.

- i -

PART I

Item 1. Business of the Company

Introduction

ITXC Corp. was incorporated in Delaware in 1997. On October 1, 1999, we made our initial public offering; on March 15, 2000 we completed a follow-on offering of shares by ourselves and certain of our shareholders; and on October 12, 2000 we consummated the acquisition of eFusion, Inc. (“eFusion”). On October 11, 2001, we sold most of the tangible and intangible assets of our e-commerce business (other than patents) to eStara, Inc. (“eStara”), a privately held provider of web-voiced services, in exchange for an equity position in eStara. In May 2002, ITXC purchased the wholesale telephony assets of privately-held Nexcom Telecommunications, LLC. The assets include telephony equipment and operating facilities in 11 countries including Lithuania, Croatia, Bulgaria, and Slovakia. The purchase price paid was $9 million in cash and 533,701 shares of ITXC Common Stock.

On November 4, 2003, Teleglobe International Holdings Ltd (“Teleglobe”) and ITXC announced that they had signed a definitive merger agreement for the acquisition of the Company by Teleglobe. Upon consummation of the merger, the outstanding shares of the Company’s common stock will be converted into approximately 28% of the capital stock of a newly formed parent company of Teleglobe, Teleglobe Bermuda Holdings Ltd (“New Teleglobe”). All outstanding options and warrants of ITXC will be converted into options and warrants of the New Teleglobe. The merger is subject to several conditions, including receipt of governmental approvals, the meeting of certain financial tests by both companies, registration of the New Teleglobe shares with the Securities and Exchange Commission, and approval of the Company’s stockholders. Teleglobe is a privately held Bermuda company and is one of the world’s leading wholesale providers of voice, data, IP and mobile roaming services. Early termination of the Hart-Scott-Rodino review period has been received and New Teleglobe has filed a registration statement on Form S-4 with the SEC which is available on the SEC website. The Company expects that the SEC will review and provide comments on the filing and changes may be made in the filing as a result of this process. It is impossible for the Company to determine with certainty or to control the length of the review process. We will not be in a position to mail the proxy statement to our stockholders until after the SEC has completed its review. We expect that the mailing will occur in April or early May. It will then take 30 days before we can conduct a stockholders’ meeting seeking approval of the transaction.

Our principal executive offices are located at 750 College Road East, Princeton, New Jersey 08540, and our telephone number is (609) 750-3333. As used in this Annual Report, the terms we, ITXC and the Company refer to ITXC Corp. and its subsidiaries.

ITXC, WWeXchange, BestValue Routing, SNARC, VoIPLink and many of our product/service names referred to herein, are trademarks, service marks or trade names of the Company or its subsidiaries. This Annual Report also includes references to trademarks and trade names of other companies.

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

Our web site address is www.itxc.com. We make available, free of charge, on our web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Overview

We are a leading global provider of high quality wholesale voice and facsimile (or fax) call termination. We primarily use the Internet for transport of these calls. ITXC estimates that it now ranks in the top 15 carriers in the world based on minutes of international calling, and carries approximately 15% of all such calls transported via Voice over IP. Our services allow carriers and telephony resellers to benefit from the low capital and operating costs of using the Internet for transport. We believe that our scale, reputation for high quality and ability to rapidly implement new services for our carrier customers permit ITXC to effectively compete for the substantial opportunities that arise from the reach and economics of the Internet.

We have developed and deployed ITXC.net, an actively-managed network that works in conjunction with the public Internet, to deliver high quality voice and fax communications while providing our customers with the cost savings and global reach of the Internet.

To date, we have concentrated our efforts on rapidly deploying ITXC.net worldwide. We have established ITXC-owned facilities in the United States, England, Germany and Hong Kong and have arranged call termination and origination services with affiliates throughout the world. We have used our affiliate structure to achieve broad worldwide presence. As of December 31, 2003, ITXC offers termination to 232 countries and territories. On a typical day, we carry traffic to and from well over 100 countries. By using the Internet for transport and our affiliates’ local infrastructure for terminating voice traffic, we have developed a reliable and expandable network, at substantially lower capital expense than traditional carrier networks.

In April 1998, we introduced ITXC’s call completion service, then called WWeXchange Service, the first application enabled by ITXC.net. This service provides international call completion to our customers and enables them to offer their own customers phone-to-phone global voice and fax service. We have achieved a high network usage growth rate since commencing ITXC WWeXchange Service. The following table sets forth the number of minutes of traffic carried over ITXC.net during the past twelve quarters:

Quarter ended	Minutes (in millions)
March 31, 2001	358
June 30, 2001	406
September 30, 2001	566
December 31, 2001	606
March 31, 2002	658
June 30, 2002	778
September 30, 2002	838
December 31, 2002	847
March 31, 2003	884
June 30, 2003	999
September 30, 2003	949
December 31, 2003	1,251

In April 1999, we introduced a new ITXC-owned proprietary device called a SNARC, which facilitates the use of our network by our customers by enabling them to access our network directly from their own premises to originate calls, while having the SNARC managed directly by ITXC. In addition, since December 1999 we have been installing similar devices on selected affiliates’ premises to connect them directly to the Internet for the purpose of terminating calls originated by ITXC.net affiliates. These devices avoid the costs of dedicated connections to network hubs and improve the economics of our services to our customers. We believe that SNARCs strengthen our customers’ and affiliates’ relationships with us and position us to deploy additional enhanced services over ITXC.net.

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

More recently, as other service providers have increasingly moved towards voice services based on the transmission of packets using the Internet protocol (known as “VoIP”), we have begun providing additional call completion services aimed at these customers. We have introduced VoIPLink Services, aimed at providing standardized solutions to make VOIP internetworking practical for both customers who own their own gateways and rely on us for call control and for customers who have their own soft switches and gateways that provide their own call control. We have also introduced the VoIPLink Ready program in which participating vendors provide standardized solutions preconfigured to work with VoIPLink Services.

Industry Overview

Convergence of Global Telecommunications and Data Services

The international telecommunications services industry is composed of numerous international carriers whose networks link countries to each other through satellites and terrestrial and undersea cables to transmit digital or analog information in various forms including voice, data, and video for a variety of products or services. Historically, the international satellite networks linking carriers were established through international organizations such as the International Telecommunications Satellite Organization. International undersea cables were traditionally jointly owned and operated by a consortia of international carriers, each of which had an ownership interest to the theoretical mid-point of the cable and usually had operating agreements with the other countries served by the cable. These transmission systems have faced increased competition from private companies that have launched satellite systems and constructed fiber optic undersea cable systems that have resulted in a substantial increase in available transmission capacity, or bandwidth.

The international telecommunications industry is experiencing significant change, driven by many factors, including:

•	the increasing globalization of the world’s economies and the resulting increased need for international communications;

•	the trend toward deregulation of telecommunications service providers;

•	declining prices arising from increased competition generated by deregulation and excess network capacity;

•	increased telephone density in both traditional wireline and wireless telephones, particularly in the developing world;

•	expanded use of electronic forms of communications, such as e-mail and the Internet;

•	technological improvements that reduce the costs and size and increase the performance of all elements of telecommunications equipment; and

•	emerging transmission technologies, including VoIP.

As a result of these developments, the international telecommunications competitive landscape has changed dramatically. Throughout the late 1990’s, the number of companies deploying and managing international fiber optic networks for the provision of voice and data transport services increased dramatically, fueled by expectations for substantial increases in demand as well as investor optimism. The resulting oversupply coupled with competition among suppliers has resulted in transport and capacity prices plummeting. Meanwhile, increased volume has not been sufficient to offset the impact of decreasing prices. For example, with respect to international voice transport services, industry sources have indicated that between 1999 and year-end 2003 (estimated), international call prices have decreased by about 17% per year, while call volume has increased approximately 12%. Retail revenues from international voice traffic declined from a peak of $72 billion in 2000 to $53 billion in 2002. The decline in prices for data transport and capacity services has been significantly more dramatic. According to industry sources, long haul circuit prices in both the U.S. and Europe, as well as for routes across the Atlantic and Pacific oceans, have declined by 80% to 90% over the last three years. At the same time, growth in demand for Internet bandwidth has slowed considerably. As an example, based on a survey of 20 European cities, Internet backbone utilization growth rates declined from 272% in 2000, to 159% in 2001, and then to 31% in 2002. In addition, there is considerable “dark fiber,” which is installed fiber capacity which could be activated quickly by adding electronics without the need for incurring any expense in laying new cable or acquiring rights of way.

While the markets for voice and data transport and capacity services continues to be characterized by fierce price competition, the rate of price declines has begun to show signs of abatement. For example, an industry survey of retail pricing indicated that prices for the international voice transport and capacity market fell by approximately 17% between 2000 and 2001, by 20% between 2001 and 2002, and by only 5% between 2002 and 2003. According to industry sources, the rate of decline for both terrestrial and sub-sea transport and capacity also appears to be stabilizing, although at historically low price levels.

The impact of these dramatic declines in pricing has caused many industry participants to fail to achieve their business plans and ultimately file for bankruptcy. While it is possible that some of our business’ competitors will cease operations or lose business in the future due to economic conditions and other difficulties that have affected companies throughout the telecommunications industry, it is likely that other competitors may gain competitive advantages by successfully completing their restructurings through bankruptcy reorganizations or consolidations.

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

The Emergence of Voice on IP Networks

Voice over IP is used for transmitting both traditional and enhanced voice and fax services between ordinary phones and the addition of interactive voice capability to computers, web sites and email. VoIP serves the extensive markets of both phone users and computer users. We believe IP networks provide lower cost than the traditional telephone network and are better suited to deliver future enhanced services to both phone users and computer users. Moreover, the Internet is the most cost-effective data network for transmitting any type of data worldwide, including voice. According to the International Telecommunications Union, since 2000 Internet capacity has exceeded international telephone circuit capacity.

Telephony based on Internet protocols emerged in 1995, with the invention of a personal computer program that allowed the transport of voice communications over the IP network via a microphone connected to a personal computer. Initial sound quality was poor and the service required that both parties to the conversation use personal computers instead of telephones. In 1996, the advent of the gateway for the first time offered anyone with access to a telephone the ability to complete calls over IP networks including the Internet. A gateway is a device that transfers calls from the traditional telephone network to an IP network such as the Internet, and vice versa.

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

By using the public Internet, VoIP providers like ITXC are able to avoid building or leasing dedicated point-to-point capacity, instead paying for large “pipes” into the public Internet, usually billed by bandwidth rather than usage and/or distance. The Internet, which has its origins in programs devised by the Department of Defense to provide multiple routes and therefore redundancy which was largely immune from the failure of a single network element, provides great redundancy and can be “self healing” in the event of an outage in a particular network element or transmission path. Moreover, adding an additional entry or exit point (a Point of Presence or “PoP”) does not require any expensive or time consuming reconfiguration or reprogramming of existing network elements. The new element is simply installed with a specific IP address and it can send or receive information from any other IP address on the Internet.

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

A number of large long distance carriers have announced Internet telephony service offerings. Smaller Internet telephony service providers have also begun to offer low-cost Internet telephony services from personal computers to telephones and from telephones to telephones. Traditional carriers have substantial investments in traditional telephone network technology, and therefore have been slower to embrace Internet technology, although, some traditional carriers are initiating VoIP activities.

We believe that the infrastructure required for a global network is too expensive for most carriers to deploy on their own. This mandates that the network be a combination of gateways owned by different operators. For a network to achieve optimal functionality, however, the gateways need to be interoperable, or able to communicate with one another. Cisco appears to have emerged as a dominant supplier of such gateways. Other manufacturers often seek to make their equipment interoperable with Cisco.

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

Lower Costs. By using the public Internet, we are able to reach and rapidly deploy many affiliates throughout the world at a substantially lower capital expense than building the dedicated connections that a traditional telephony carrier would require. Also, as a result of our ability to use the public Internet, we believe that we have significantly lower operating costs than the traditional telephone network or a private data network. In addition we avoid the significant costs of network reconfiguration which traditional networks experience whenever they must add, change or delete a PoP. Because ITXC uses the Internet as the intermediary, we are able to add, change or delete a PoP with no reconfiguration required in any other PoP. We are also able to redeploy PoPs if they are no longer cost effective in their initial location.

Interoperability. In February 2004, ITXC announced the general availability of ITXC VoIPLink Service. ITXC VoIPLink makes VoIP internetworking more practical for carriers by increasing speed of deployment, lowering the technical burden of establishing and maintaining VoIP-to-VoIP network interconnections and offering a significantly expanded range of interoperability between otherwise incompatible VoIP gateways, softswitches, and customer-premise equipment. For some time prior to the announcement, ITXC had been accommodating customers and suppliers with a non-scaleable version of VoIP-to-VoIP internetworking. In the beginning, each VoIP-to-VoIP relationship required time-consuming case-specific implementation and interoperability was limited to the limited number of networks using H.323 signaling and equipment and software from a small group of VoIP vendors. Building from this early approach, ITXC developed VoIPLink for scaleable, carrier-class VoIP internetworking to networks based on either H.323 or SIP signaling and on infrastructure from many different vendors. As of February 29, 2004, approximately one third of ITXC’s traffic was either originated or terminated with over 160 VoIPLink-enabled carriers or service providers in over 60 countries. These carriers use VoIP infrastructure from over ten different vendors, a list that continues to grow. In addition, also in February 2004, ITXC launched the VoIPLink ReadyTM program, a cooperative marketing program with vendors of hardware and software VoIP infrastructure to define, test, and jointly promote VoIPLink-interoperable configurations.

Global Scale. Our network is overlaid on the public Internet to provide a global call termination service to voice service providers. ITXC.net is scalable—by using the public Internet and our global network of affiliates, we are able to rapidly and easily add capacity when needed. In addition, we believe that we are able to connect new affiliates to ITXC.net in significantly less time than it would take for a traditional telephony carrier or dedicated data network to establish a dedicated connection. Moreover, we have a business model of purchasing terminating minutes directly from affiliates and selling call completion to customers and affiliates. This model eliminates the need for complex settlement between carriers which had previously slowed the deployment of a global network.

Easy Access. We offer our customers four ways to connect to ITXC.net:

•	For traditional time division multiplex (TDM) circuits, through traditional dedicated switch-to-switch connections at ITXC SuperPoPs in New Jersey, California, England, Germany or Hong Kong.

•	For TDM networks, through ITXC SNARCs, which are specially configured devices, which we own and install on our carrier customers’ premises in order to eliminate the cost of dedicated connections from their switches to our network hubs. SNARCs allow our customers to benefit from the global termination capabilities of ITXC.net by bringing the advantages of voice over the Internet to the customer’s premises. In addition, our affiliates can terminate calls directly from ITXC.net using similar SNARC equipment that we install on their premises.

•	For VOIP networks with customer owned gateways which require call control from ITXC, we provide VoIPLink Service direct from the gateways through session controllers.

•	For VoIP networks providing their own call control from either soft switches or gatekeepers we provide VoIPLink Service through session controllers on an interdomain basis.

Our Strategy

Our strategy is to merge with Teleglobe as described above. Details of the combined companies’ strategy will be provided in the definitive proxy statement to be distributed to stockholders in connection with the merger. The remainder of this section on strategy addresses the Company’s standalone strategy in the event that the merger should not be completed.

Our goals are to achieve profitability and to grow our market share as a leading wholesale provider of voice and fax services as measured by revenue and network size. In order to achieve this goal we intend to:

Exploit Our Early Entrant Status and Worldwide Network

ITXC.net offers termination to 232 countries and territories and is the largest network of its kind in depth and breadth of coverage. We believe that with the increasing use of this network, ITXC has developed a reputation in the communications industry for providing high quality voice and fax services over the Internet. In addition, we believe our experience as one of the first providers of Internet-based voice services has placed us at the forefront of developing the proprietary tools and techniques which enable us to offer our services. We intend to continue to enhance and capitalize upon our reputation and experience in the communications industry as we provide existing and new voice and fax services.

Rapidly Expand ITXC.net by Adding Additional Affiliates Worldwide

We have used our affiliate structure to quickly achieve a global reach for ITXC.net. We believe that this approach allows us to quickly expand and develop a broader network than our competitors. We intend to continue to rapidly add new affiliates worldwide in order to provide our customers with additional termination points.

Focus On Newly Deregulating Markets

We intend to focus substantial resources on newly deregulating markets to enable both incumbent carriers and new entrants to rapidly deploy worldwide capability with minimal capital expenditure. The deregulation and competitive environment have resulted in major reductions in international rates. For example, following deregulation, rates to and from India declined by more than 50%. It is our intention to continue to take advantage of our experience in additional markets which are deregulating, such as Brazil and Turkey.

Capitalize on the Cost Advantages of the Internet

By overlaying ITXC.net on the public Internet, we believe that we are able to capture significant cost and capital savings. Instead of incurring the capital expense to deploy a global physical network, we are able to carry a substantial portion of our customer’s traffic using the existing Internet infrastructure together with our affiliate network. We believe that it would require significantly more capital for a carrier using traditional methods of network deployment to implement a network with the same capacity and global reach as ITXC.net. Additionally, the cost of transporting our traffic over the Internet is largely not distance sensitive, since we pay only for Internet access. We believe these factors enable us to benefit from significant cost savings that are not available to operators of the traditional telephone network or private data networks. In addition, we believe that we gained economic and technological advantages by moving towards a switchless network. In the past switches were necessary at our major hubs, where we connected to traditional carriers through analog lines. We believe our new architecture helps reduce both capital and operating costs.

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

Provide our Customers and Affiliates with Direct Access to ITXC.net

We are committed to providing our customers with high quality, low cost voice service. SNARCs provide our customers with a voice communications solution that minimizes reliance on the traditional telephone network. By installing SNARCs on customer premises, we can provide our customers with direct access to all of the ITXC.net termination points worldwide without the need for a direct, dedicated connection to one of our network hubs. We also provide SNARCs to affiliates to terminate calls. Through year-end 2003 we had over two billion cumulative minutes of use of ITXC.net from our SNARC program. Similarly our new VoIPLink Service serves customers who either originate traffic in packetized VoIP format, or convert it to that format in their own network. We have introduced both VoIPLink Service for customers who either rely on ITXC for call control or provide their own call control, and this service has shown rapid early growth. ITXC VoIPLink Service has several benefits, including the elimination of the costs of converting TDM calls to VoIP format, substantially increased network efficiency because of the ability to dynamically allocate traffic through session controllers, reducing dedicated capital investment per minute carried, and more rapid deployment. We are also able to use these same benefits in sending traffic to terminating carriers who are capable of receiving VoIP calls. In the future, both the SNARC program and VoIPLink will be able to connect our customers’ customers directly via the Internet. We believe that both SNARCs and VoIPLink services will strengthen our customers’ and affiliates’ relationships with us and position us to deploy additional Internet-based enhanced voice services over ITXC.net.

Deliver Additional Voice Services Over ITXC.net

We believe that Internet telephony represents only the beginning of the evolution of the Internet as a medium for voice and fax services. Through enhancements to ITXC.net, we can position ourselves to provide the network for wide commercial deployment of new voice and fax services as market conditions warrant. We believe that, in the future, the Internet will serve as a platform for existing and enhanced voice and fax services that may be accessed from traditional phones, personal computers and a variety of devices that span the range between telephones and personal computers, although the decline in Internet and telecommunications companies subsequent to 2001 has probably delayed the development of this market.

ITXC.net

ITXC.net, a global communications network, allows us to deliver reliable, high quality voice and fax service through an actively-managed network overlaid on the public Internet.

We have implemented ITXC.net by using the public Internet to connect ITXC-owned network hubs in the U.S., England, Hong Kong and Germany with our affiliates around the world. We use ITXC-developed software and skilled network management personnel to help assure the reliability and quality of voice transmission over the Internet. To further enhance the reliability of ITXC.net, we are also able to route and terminate voice traffic through alternate channels.

The key components of ITXC.net include:

The Public Internet

ITXC.net routes voice traffic over the public Internet; this allows traditional telephone users to benefit from Internet cost savings while calling phone-to-phone as well as serving calls originated on IP devices on customer premises. By using the Internet, we are able to reach and rapidly deploy many affiliates throughout the world at what we believe to be significantly lower capital costs than that of building the dedicated connections that a traditional telephony carrier or dedicated data network would require.

Global Network of Affiliates

We have a global network of independent affiliates, some of which own their own gateways and all of which originate and/or terminate voice traffic over ITXC.net. We have used our affiliate structure to rapidly achieve what we believe to be the broadest global network in the Internet telephony marketplace. As of December 31, 2003, we had affiliates offering termination to 232 countries and territories. Our affiliates range from small Internet service providers to traditional telephone companies.

Multiple Access Points and Network Hubs

As of January 31, 2004, we had five switchless network hubs, one in New Jersey, one in California, one in London, one in Germany and one in Hong Kong, each consisting of multiple gateways. Our TDM customers and suppliers can access ITXC.net through dedicated connections from their switches to these network hubs. They can also access ITXC.net by using SNARCs located on their premises. SNARCs connect our carrier customers’ switches to the Internet and ITXC.net and thereby avoid costly, distance-based dedicated line charges (“backhaul”) associated with connecting customer switches to our network hubs. ITXC has converted to a switchless architecture, under which we were able to eliminate switches previously located at the network hubs. All of the functionality formerly contained in the switches is provided by other equipment. We anticipate that this will result in lower future depreciation expense as well as reduced operating expense and increased reliability resulting from network simplification. For the increasing number of customers and suppliers with VoIP network infrastructure of their own, our new VoIPLink Service uses session controllers to interface directly with customers who either originate or terminate calls in VoIP format. VoIPLink customers and ITXC share multiple benefits, including the elimination of the cost of conversion of VoIP to TDM format; more efficient use of the network; more rapid deployment; and elimination of backhaul.

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

BestValue Routing delivers IP layer resiliency with automated IP rerouting via redundant IP connections engineered for the highest quality. It continuously monitors and manages the IP pathways for signs of congestion or other impairments in order to proactively address issues before the voice application layer is impacted. IP traffic characteristics such as latency, jitter, and packet loss are tightly managed, and traffic is distributed or rerouted across an alternate backbone ISP if voice quality traffic is threatened.

At the voice application layer, each call connection is measured and managed to ensure that capacity, completion rates, call durations, post dial delays, voice/fax quality, and availability each meet or exceed tier 1 carrier-grade expectations.

BestValue Routing uses current and historical performance data to generate near real-time predictive and corrective network adjustments. Voice routes that are at risk of impairments are rerouted or supplemented at the voice services and/or underlying IP network level.

Many threats to voice quality are not within ITXC.net and its managed Internet backbone but are call completion constraints with terminating carriers - typically temporary loss of code coverage or low call completion rate problems.

On such occasions, BestValue Routing will automatically either rebalance traffic using another on-net carrier or, when necessary, complete the call via an “off-net” PSTN (Public switched telephone network) carrier.

BestValue Routing assures that the best value combination of quality, reliability, and costs is dynamically managed by routing traffic to an ever-adapting, optimized blend of on-net and off-net termination carriers, regardless of how carriers are interconnected.

BestValue Routing has been refined over years of carrying billions of minutes of real traffic among hundreds of carriers worldwide.

Our Strategic Carrier and Technology Partners

Our strategic relationships with carrier affiliates are important because they allow us to extend the geographic reach of ITXC.net. We believe that these relationships will lead to a broader origination/termination presence in key areas and allow us to provide service over our own network for more of our customers. We also expect that these relationships will assist us in focusing our development of new Internet-based voice services. In February 2003, we announced our selection of Cisco’s AS5000 Universal Gateway and PGW 2200 Softswitch Voice Over IP (VoIP) offerings, along with Cisco’s Voice Infrastructure and Applications Solution (Cisco VIA) and were recognized by Cisco as a Cisco Powered Network. ITXC is also working with a number of other VoIP infrastructure hardware and software vendors to make ITXC VoIPLink Service very simply and rapidly available. ITXC has introduced the VoIPLink Ready program of working with these vendors to define, test, and promote configurations of these vendors’ products to provide mutual customers with information that enables seamless integration into ITXC VoIPLink Service. This program strengthens ITXC’s relationship with both vendors and customers. Cisco Systems, Mera Networks, Nextone Communications and Quintum are already among suppliers of VoIPLink Ready products.

Our Services

ITXC Call Completion Service

In April 1998, we introduced ITXC call completion service, then called WWeXchange service, the first application enabled by ITXC.net. This service provides international call completion to our customers and enables them to offer their own customers phone-to-phone global voice and fax service. ITXC call completion service relies upon Internet telephony technology. Such technology permits calls originated by a telephone to be transmitted over the Internet.

ITXC call completion service provides our customers with high quality, low cost global long distance service without their having to understand or deploy Internet telephony technology themselves. We believe that the high quality of calls completed using ITXC call completion service allows our customers to use ITXC.net as an alternative to traditional voice traffic networks.

We believe that our affiliates benefit from ITXC call completion service because they:

•	rapidly obtain a flow of international traffic without incurring significant sales or marketing costs;

•	obtain high quality international long distance for their originated calls at lower rates than through traditional telephony;

•	connect directly to other affiliates while having a single billing relationship with us;

•	have a global reach without incurring the incremental costs of building and operating multiple facilities;

•	are able to support calls originated or terminated as VoIP on their customers’ premises; and

•	are able to directly interconnect at the VoIP level for the exchange of traffic.

SNARCs

SNARCs consist of vendor-supplied gateways and other related equipment including ITXC-developed software that we place on selected customer premises in order to eliminate the cost of backhaul from customer switches to our switches. Until we launched our SNARC program in April 1999, customers had to bear the expense of running dedicated circuits from their facilities to their suppliers. This is known as backhaul. Our customers also typically ran circuits from their facilities to our network hubs, then in New York or Los Angeles. However, the introduction of our SNARC program reduced the expense of backhaul by transporting traffic directly to the Internet and ITXC.net in whatever city the customer is located. We believe that this use of Internet capability to eliminate the expense of backhaul makes us more attractive to customers located away from major telephony hubs. In addition, since December 1999 we have been installing similar equipment on selected affiliates’ premises to connect them directly to the Internet for the purpose of their terminating calls originated over ITXC.net.

VoIPLink Service

In early 2004, ITXC VoIPLink Service became available. A rapidly growing number of carriers with voice over IP networks are already using an early release of VoIPLink to reach ITXC.net which provides cost effective, high quality connectivity to every traditional and IP phone in the world. In its VoIPLink Ready program, ITXC is working with participating equipment and software vendors like Cisco Systems to establish and maintain interoperable configurations with ITXC.net so that carriers and service providers using this equipment and software can quickly and reliably use ITXC VoIPLink Service for international call exchange. VoIPLink Service gives carriers access to ITXC.net.

ITXC.net is the largest international VoIP-based network in the world and one of the largest international networks of any kind based on minutes of traffic carried. ITXC VoIPLink Service provides VoIP-based carriers capital and operating cost savings for their international calls while also dramatically reducing the time required to add capacity and new destinations. VoIPLink Service also represents a fast and cost-effective way for suppliers to receive traffic from any traditional or VoIP origination source on ITXC.net.

Replacing the difficult, custom-engineered VoIP connections of the past, ITXC VoIPLink makes VoIP internetworking practical for carriers by increasing speed of deployment, lowering the technical burden of establishing and maintaining VoIP-to-VoIP network interconnections and offering a significantly expanded range of interoperability between otherwise incompatible VoIP gateways, softswitches, and customer-premise equipment.

Approximately 160 carriers are already directly connected to ITXC through VoIPLink.

VoIPLink has been in development with increasing amounts of production traffic for several months; many custom-engineered ITXC connections were rolled into it. ITXC continues to work collaboratively with vendors as they roll out new products. Crucial to ITXC’s carrier customers and suppliers is that VoIPLink provides a clean and safe demarcation between VoIP networks.

VoIPLink Ready Program

The VoIPLink Ready program includes a commitment from both ITXC and VoIP infrastructure vendors to develop and maintain pre-engineered configurations for off-the-shelf interoperability with ITXC.net. Replacing the difficult custom-engineered VoIP connections of the past, ITXC VoIPLink service makes VoIP internetworking practical by significantly improving the range of operability, establishing carrier-class demarcation between networks, and increasing speed of deployment. Today, VoIPLink supports interfaces to VoIP networks using ten different SIP and/or H.323 VoIP infrastructure vendors and numerous equipment, software and network configurations.

VoIPLink Ready vendors gain the following benefits:

•	increased customer success rates from out-of-the-box VoIP interoperability with one of the largest international networks in the world;

•	higher expected return on investment for their customers by enabling them to quickly extend VoIP benefits from their internal network to their international service;

•	extended brand promotion; and

•	valuable insight into diverse market needs from a market leader in VoIP.

Future Enhanced Voice Services

We believe that, in the future, the Internet will serve as a platform for existing and enhanced voice and fax services that may be accessed from traditional phones, personal computers and a variety of devices that span the range between telephones and personal computers, although the decline in Internet and telecommunications companies subsequent to 2001 probably delayed the development of this market. If and when market conditions warrant, we intend to make investments to develop and market additional services for use over ITXC.net. We believe that as a result of the convergence of the data and communications networks and the capabilities and size of ITXC.net, we will be able to offer next-generation, enhanced voice services to both new and existing customers when the need arises. In addition, we believe that ITXC.net’s open architecture, combined with the strength and size of our customers, affiliates and strategic relationships, will attract developers of voice services to our network.

Sales, Marketing and Distribution

Our sales and marketing goals are to:

•	expand the use of ITXC call completion service by our existing call origination customers and affiliates and further expand our call origination customer base;

•	enable new competitors and ex-monopolies to participate effectively in deregulating markets with low capital cost and quick deployment;

•	expand our services to mobile providers;

•	expand our terminating affiliate base;

•	expand our originating affiliate base;

•	increase the number of carriers that are ITXC affiliates;

•	increase our penetration of calls originating outside the United States;

•	maintain and expand our market leadership position among providers of voice and fax services; and

•	emphasize higher margin, rather than simply increasing revenue.

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

Our product management organization is charged with understanding the market and developing new service concepts and managing them through implementation; then assuring progress towards profitability. They work closely with our development team, which is also dedicated to the improvement and enhancement of the monitoring and analysis software tools and Internet management systems we use to achieve BestValue Routing, the enhancement of our management systems, including our billing and customer care software, and the development and implementation of new Internet-based voice services. Our future success will depend, in part, on our ability to improve existing technology and develop and/or implement new voice services that incorporate leading technology.

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

The telecommunications industry has experienced a great deal of instability during the past several years. During the 1990s, forecasts of very high levels of future demand brought a significant number of new entrants and new capital investments into the industry. New global carriers were joined by many of the largest traditional carriers and built large global or regional networks to compete with the global wholesalers. However, in the last three years many of the new global carriers and many industry participants have either gone through bankruptcy or no longer exist. The networks were built primarily to meet the expected explosion in bandwidth demand from data, with specific emphasis upon Internet applications. Those forecasts have not materialized, telecommunications capacity now far exceeds actual demand, and the resulting marketplace is characterized by fierce price competition as traditional and next generation carriers compete to secure market share. Resulting lower prices have eroded margins and have kept many carriers from attaining positive cash flow from operations.

Our voice business competes primarily on the basis of price, service reliability, customer service and support, and transmission quality.

Internet Protocol and Internet Telephony Service Providers

During the past several years, a number of companies have introduced services that make Internet telephony or voice services over the Internet available to businesses and consumers. All major telecommunications companies, including entities like AT&T, Sprint and MCI, as well as iBasis, Net2Phone and deltathree.com, either presently or potentially route traffic to destinations worldwide and compete or can compete directly with us. While not fully facility based, Arbinet and Band-X provide clearing house functions for telephony services and compete with us as well. Other Internet telephony service providers focus on a retail customer base and may in the future compete with us. These companies may offer the kinds of voice services we intend to offer in the future. In addition, companies currently in related markets have begun to provide voice over the Internet services or adapt their products to enable voice over the Internet services. These include cable television companies and new service providers such as Vonage. While these companies may potentially migrate into the wholesale Internet telephony market as direct competitors, they are at present focused on retail services and are actual or potential customers.

Telecommunications Companies and Long Distance Providers

A large number of telecommunications companies, including AT&T, Deutsche Telekom, MCI, Sprint and British Telecom, currently provide wholesale voice telecommunications service which competes with our business. These companies, which tend to be large entities with substantial resources, generally have large budgets available for research and development, and therefore may further enhance the quality and acceptance of the transmission of voice over the Internet.

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

The FCC has considered whether to impose surcharges or other common carrier regulations upon certain providers of Internet telephony, primarily those which, unlike ITXC, provide Internet telephony services directly to end users. While the FCC has presently refrained from such regulation, the regulatory classification of Internet telephony remains unresolved. On March 12, 2004, the FCC issued a Notice of Proposed Rulemaking, generally addressing issues relating to IP-enabled services, which are services and applications relying on the Internet protocol family, including VOIP. A decision in this proceeding may well determine the regulatory status of VOIP.

Specifically, the FCC has expressed an intention to further examine the question of whether certain forms of phone-to-phone VOIP services are information services or telecommunications services. The two are treated differently in several respects, with certain information services being regulated to a lesser degree. The FCC has noted that certain forms of phone-to-phone VOIP services bear many of the same characteristics as more traditional voice telecommunications services and lack the characteristics that would render them information services. The FCC has indicated that the mechanisms for contributing to the Universal Service Fund, issues as to applicability of access charges and other matters will be considered in that context. The FCC had previously opened a proceeding in response to a petition by AT&T which seeks a declaration to preclude local exchange carriers from imposing access charges on certain AT&T phone-to-phone IP services asserted to be provided over the Internet.

If the FCC were to determine that certain Internet-related services including Internet telephony services are subject to FCC regulations as telecommunications services, the FCC could subject providers of such services to traditional common carrier regulation, including requirements to make universal service contributions, and pay access charges to local telephone companies. A decision to impose such charges could also have retroactive effect, which could materially adversely affect the Company. It is also possible that the FCC may adopt a regulatory framework other than traditional common carrier regulation that would apply to Internet telephony providers. Any such determinations could materially adversely affect ITXC’s business, financial condition, operating results and future prospects to the extent that any such determinations negatively affect the cost of doing business over the Internet or otherwise slow the growth of the Internet. Congressional dissatisfaction with FCC conclusions could result in requirements that the FCC impose greater or lesser regulation, which in turn could materially adversely affect ITXC’s business, financial condition, operating results and future prospects.

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

Certain Other Regulation Affecting the Internet

United States. Congress has recently adopted legislation that regulates certain aspects of the Internet, including online content, user privacy and taxation. In addition, Congress and other federal entities are considering other legislative and regulatory proposals that would further regulate the Internet. Congress has, for example, considered legislation on a wide range of issues including Internet spamming, database privacy, gambling, pornography and child protection, Internet fraud, privacy and digital signatures. Various states have adopted and are considering Internet-related legislation. Increased U.S. regulation of the Internet may slow its growth, particularly if other governments follow suit, which may negatively impact the cost of doing business over the Internet and materially adversely affect our business, financial condition, results of operations and future prospects. Legislation has also been proposed that would clarify the regulatory status of VoIP service. The Company has no way of knowing whether legislation will pass or what form it might take.

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

Proprietary Rights

Proprietary rights are important to our success and our competitive position. As of January 31, 2004, we had 12 issued United States patents and a number of foreign patents, (most of which were coordinates of the issued United States patents) and had applied for a number of additional patents. As of January 31, 2004, we had a number of registered trademarks and pending applications to register trademarks in the U.S., and had various parallel registrations or pending applications for trademarks in other parts of the world. We also have developed software and systems protected by a combination of patent, copyright and trade secrets. Certain trademarks previously owned by ITXC were assigned to eStara, Inc. in connection with the sale of assets related to e-commerce business. The laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the U.S., and effective copyright, trademark and trade secret protection may not be available in such jurisdictions. In general, our efforts to protect our intellectual property rights through copyright, trademark and trade secret laws may not be effective to prevent misappropriation of our content, and our failure to protect our proprietary rights could materially adversely affect our business, financial condition, operating results and future prospects. Despite such protection, a third party could, without authorization, copy or otherwise appropriate our proprietary network information and other proprietary information about our services and technology. Our agreements with employees, consultants and others who participate in development activities could be breached, we may not have adequate remedies for any breach, and our trade secrets may otherwise become known or independently developed by competitors.

We rely upon license agreements with respect to our use of the software and hardware provided to us by our vendors. Those license agreements may not continue to be available to us on acceptable terms, or at all.

Enforcing our patent rights could result in costly litigation. Our patents could be invalidated in litigation. Should this happen, we will lose a significant competitive advantage. Additionally, our competitors or others could be awarded patents on technologies and business processes that could require us to significantly alter our technology, change our business processes or pay substantial license and royalty fees. In addition, we have, from time to time, received notices alleging patent infringement claims and are currently involved in defending a legal proceeding involving patent infringement claims (see “Legal Proceedings”). Claims of infringement, whether successful or not, could seriously harm our business, financial condition, results of operations and prospects.

Employees

As of January 31, 2004, we employed 228 people. None of our employees is subject to any collective-bargaining arrangements, and we consider our relations with our employees to be good.

Item 2. Properties

Our principal executive office is located in Princeton, New Jersey, where we lease approximately 70,000 square feet. In January 2002 we subleased 21,795 square feet of the Princeton space. We have network hubs in New Jersey, California, Germany, Hong Kong and England, under co-location arrangements. We have sales offices in Australia, Brazil, Chile, England, Germany, Hong Kong, India, Japan, Russia, Singapore and South Africa. We believe that we will be able to obtain additional space on commercially reasonable terms to meet future requirements.

Item 3. Legal Proceedings

From time to time, we are involved in various legal proceedings relating to claims arising in the ordinary course of business.

On May 23, 2000, Connectel, LLC, filed suit against the Company in the United States District Court for the Eastern District of Pennsylvania. Connectel alleges in its complaint that the Company is infringing on the claims of a patent owned by Connectel by, acting alone or with others, assembling, offering to sell, selling or using communications networks or switching systems within the United States and for export worldwide without license from Connectel. Connectel also seeks unspecified damages. Discovery has closed and ITXC moved for summary judgment in October 2002. Thereafter, in December 2002, the case was reassigned to a newly appointed United States District judge, Hon. James Knoll Gardner. Oral argument on the motion for summary judgment and on certain other pretrial issues was held in February 2004. The Company believes that the Connectel claims are without merit.

The Company and certain of its officers/directors were named as defendants in several purported shareholder class action lawsuits. The lawsuits allege, among other things, that, in connection with the Company’s public offerings of securities, its Prospectus did not disclose certain alleged practices involving its underwriters and their customers. These actions seek compensatory and other damages, and costs and expenses associated with the litigation. No discovery has taken place. ITXC is one of hundreds of companies named in substantially identical lawsuits. Management believes that ITXC and its officers/directors did not engage in any improper or illegal conduct. All of these cases have been consolidated for pretrial purposes before Judge Scheindlin in the Southern District of New York, who refused to dismiss the cases in an opinion issued in February 2003. All of the individual defendants who had been named as defendants in the Company’s case have now been dismissed from the proceeding without prejudice, pursuant to a stipulation with the plaintiffs. Neither the individual defendants nor the Company nor its insurers paid any consideration for these dismissals. The parties have negotiated a settlement entirely funded by the directors and officers insurance carriers, and it is anticipated that this proposed settlement will be submitted to the Court for approval in the near future. Under the terms of the proposed settlement, neither the Company nor individual defendants will have either future liability or expenses in connection with the litigation, except for a limited obligation to cooperate in discovery in the plaintiffs’ continuing cases against the underwriters.

In September 2001, the Company was served with a complaint filed in Virginia state court on behalf of Hercules Communications Company, LLC in which the plaintiff demanded damages, including punitive damages, based on the Company’s alleged refusal to carry out a purported agreement to purchase certain assets from Hercules. In June 2002, the original plaintiff voluntarily dismissed the case, and a new case was brought in the name of Hercules Satellite Communications, L.L.C. A trial commenced in August 2003. At the conclusion of the plaintiff’s case, the trial court granted the Company’s motion to strike the evidence and dismiss the case in its entirety. Judgment was entered for the defendants. Plaintiff filed a notice of appeal. The Company had also commenced an action in New Jersey against the principals of Hercules, alleging fraud, malicious prosecution and abuse of process. The parties have now agreed to settle all of the claims of both sides, including the appeal by Hercules in the Virginia action. The Company will receive a cash payment of $95,000 in connection with the settlement.

Interactive Marketing Technologies, Inc., (“IMT”) is a telecommunications service bureau headquartered in Erlanger, Kentucky, to which ITXC had discontinued service on February 20, 2003, and from which ITXC had demanded payment of a multimillion dollar past due balance, after the parties were unsuccessful in efforts to restructure IMT’s obligations to ITXC. IMT then sued ITXC seeking unspecified compensatory and punitive damages in the United States District Court for the Eastern District of Kentucky alleging breach of contract, bad faith, tortuous[sic] interference with contract and negligent misrepresentation, among other claims. The Company thereafter commenced an arbitration action against IMT seeking to recover the amounts owed by IMT, and on July 8, 2003, the United States District Court dismissed IMT’s case in favor of the arbitration proceeding. IMT asserted its claims in the arbitration, and has now filed for bankruptcy protection. The Company believes IMT’s claims are without merit. The Company’s claims against IMT will be pursued, if at all, in the bankruptcy proceeding, which has been converted into a Chapter 7 proceeding.

The Company has received a copy of a complaint filed as a class action suit in New Jersey Superior Court naming the Company and directors Tom Evslin, Edward Jordan, Frank Gill and Fred Wilson as defendants. As of the date on which this Annual Report was initially filed with the SEC, ITXC had been served but not the individual defendants in the action. Two claims are asserted against the individual defendants, one for breach of fiduciary duty and the other for breach of the duty of candor. Although the Company was identified as a defendant, no cause of action is asserted against the Company for damages. The action seeks to enjoin a stockholder meeting to approve ITXC’s proposed merger with Teleglobe until certain alleged deficiencies in the proxy statement have been cured and seeks to permanently enjoin the consummation of the merger. ITXC had previously announced that New Teleglobe filed a registration statement on Form S-4 with the Securities and Exchange Commission in connection with the proposed merger. ITXC believes the complaint contains factual inaccuracies, is premature and is wholly without merit and intends to vigorously defend the lawsuit.

We are not a party to any other legal proceeding, the adverse outcome of which is expected to have a material adverse effect on our business, financial condition, operating results or future prospects.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 4A. Executive Officers of the Registrant

The Company’s executive officers, their respective ages and their positions with the Company are set forth below:

Name	Age	Position
Tom I. Evslin	60	Chairman of the Board, Chief Executive Officer and President
Anthony Servidio	47	Executive Vice President, Chief Financial Officer, Treasurer
John Landau	51	Executive Vice President, Product Management
Steven J. Ott	42	Executive Vice President, Global Sales
Eric G. Weiss	37	Executive Vice President and Chief Operating Officer
Theodore M. Weitz	57	Vice President, General Counsel and Secretary

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

Upon consummation of the pending merger with Teleglobe, Tom Evslin will become non-executive Chairman of the Board of Directors. Cerberus Capital Management, L.P., Teleglobe’s current controlling shareholder, will continue to own a majority of Teleglobe. If the merger is consummated, Teleglobe has agreed to pay Mr. Evslin $125,000 per year as compensation for his duties to be performed as chairman of the New Teleglobe board of directors. Teleglobe has also advised Mr. Evslin that there will be an equity component to his compensation although the specifics of that arrangement have not yet been determined.

Anthony Servidio has been our Chief Financial Officer since January 2004. He was our Director of Finance from June 2000 until December 2000, when he was promoted to Vice President of Finance and Administration. From October 1996 to May 2000, he was Vice President of Finance and Administration for Call Sciences Inc., an enhanced service provider servicing the telecommunications industry. Prior to that, Mr. Servidio spent 11 years with PricewaterhouseCoopers, where he was a member of the firm’s Telecommunications practice.

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

PART II

Item 5. Market for the Registrant’s Common Equity and related Stockholder Matters

Our Common Stock has traded on The NASDAQ National Market under the symbol “ITXC” since September 28, 1999. The following table sets forth the per share range of high and low sales prices for the periods indicated:

	Year ended December 31, 2002
Quarter	High	Low
First	$7.55	$4.76
Second	$6.60	$4.10
Third	$5.70	$2.03
Fourth	$3.29	$1.80

	Year ended December 31, 2003
Quarter	High	Low
First	$2.95	$1.38
Second	$2.75	$1.21
Third	$4.86	$2.65
Fourth	$4.50	$3.00

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

On April 10, 2003, the Board of Directors of the Company adopted a Stockholder Protection Rights Plan and declared a dividend of one Right on each outstanding share of ITXC common stock. Initially the Rights will be evidenced by common stock certificates, will automatically trade with the Company’s common stock, and will not be currently exercisable. The Rights become exercisable when and if an entity (other than Teleglobe) acquires 15% or more of ITXC’s common stock and will entitle each stockholder, other than the acquiring entity, to purchase a number of shares of common stock with a market value of $14 for a payment of $7 at that time. The Board, at its option, may require that each Right be exchanged for one share of common stock. This exchange feature would not apply to rights held by an entity (other than Teleglobe) which has acquired 15% of the common stock. The Rights may be redeemed by the Board of Directors for $0.001 per Right at any time before they become exercisable.

As of January 8, 2004, the Company had approximately 150 stockholders of record, and approximately 13,100 beneficial stockholders.

Item 6. Selected Financial Data

The following selected financial data for the period from January 1, 1999 through December 31, 2003 are derived from our audited Consolidated Financial Statements. You should read the information that we have presented below in conjunction with our Consolidated Financial Statements, related notes and other financial information included elsewhere in this Annual Report.

	December 31,
	2003	2002	2001	2000	1999
Operating Data (in thousands except per share data)
Revenues:
Telecommunications revenue	$338,426	$268,382	$173,220	$84,783	$24,423
Consulting revenue	—	—	—	—	988

Total revenues	$338,426	268,382	173,220	84,783	25,411
Cost and expenses:
Data communications and telecommunications (exclusive of depreciation shown separately below)	307,967	234,316	150,077	74,859	23,095
Network operations (exclusive of depreciation shown separately below and exclusive of equity related charges included in non-cash employee compensation)	9,251	8,178	8,815	5,836	3,219
Selling, general and administrative (exclusive of depreciation shown separately below and exclusive of equity related charges included in non-cash employee compensation)	47,862	31,363	44,787	30,103	14,778
Depreciation	20,914	25,220	19,815	11,091	2,472
Amortization and write-off of intangibles	2,510	352	127,471	9,632	84
Impairment of fixed assets	—	7,539	—	—	—
Restructuring charges	625	1,774	3,713	—	—
Purchased in-process research and development	—	—	—	14,805	—
Non-cash employee compensation	66	1,395	3,455	4,873	2,716

Total cost and expenses	389,195	310,137	358,133	151,199	46,364

Loss from operations	(50,769)	(41,755)	(184,913)	(66,416)	(20,953)
Loss associated with investments	(500)	(700)	(250)	(15,619)	—
Interest income, net	834	2,577	8,721	11,071	1,289

Loss before income taxes	(50,435)	(39,878)	(176,442)	(70,964)	(19,664)
Income tax expense	108	397	—	—	—

Net loss	(50,543)	(40,275)	(176,442)	(70,964)	(19,664)
Accretion of redemption value of mandatorily redeemable converted preferred stock	—	—	—	—	(773)
Net loss applicable to common stockholders	$(50,543)	$(40,275)	$(176,442)	$(70,964)	$(20,437)

Basic and diluted net loss per share applicable to common stockholders	$(1.18)	$(0.88)	$(3.89)	$(1.81)	$(1.29)

Weighted average shares used in computation of basic and diluted net loss per share applicable to common stockholders	43,009	45,590	45,392	39,292	15,886

	2003	2002	2001	2000	1999
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$46,472	$93,460	$147,555	$199,437	$74,396
Total assets	135,539	172,570	215,381	385,677	99,862
Long-term obligations, including current portion	1,799	2,299	6,464	10,082	5,493
Working capital	49,491	88,952	138,818	191,360	65,810
Total stockholders equity (deficit)	84,833	134,982	180,603	352,284	80,366

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements that we have presented elsewhere in this Annual Report.

We have included in this Annual Report certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 concerning ITXC’s business, operations and financial condition. “Forward-looking statements” consist of all non-historical information, and the analysis of historical information, including any references in this Annual Report to future revenue growth, future expense growth, future credit exposure, future profitability, anticipated cash resources, anticipated capital expenditures, capital requirements, and the Company’s plans for future periods. In addition, the words “could”, “expects”, “anticipates”, “objective”, “plan”, “may affect”, “may depend”, “believes”, “estimates”, “projects” and similar words and phrases are also intended to identify such forward-looking statements.

Actual results could differ materially from those projected in the Company’s forward-looking statements due to numerous known and unknown risks and uncertainties, including, among other things, (i) uncertainties relating to executing the merger, including, but not limited to the risks of delay in consummation of the merger; the risk that either material adverse changes to either entity, or governmental action or litigation may prevent the merger from closing or render it less desirable than anticipated; and risks relating to delays in closing the merger; uncertainties relating to the combined company after the proposed merger with Teleglobe, including but not limited to, unexpectedly high transaction costs; problems in the integration effort; Teleglobe’s anticipated debt level and the inherent lack of flexibility resulting therefrom; inability to retain key employees, customers and suppliers through and after the merger process; inability to capture anticipated synergies; the ability of Cerberus Capital Management, L.P., Teleglobe’s current controlling shareholder and majority owner of New Teleglobe after the merger, to exert control over the combined company; the existence of undisclosed or unanticipated contingent liabilities; the risk stemming from the fact that New Teleglobe is not currently a publicly traded company; and the risk that Teleglobe may not be able to effectively execute its business plan and (ii) other risks relating to the Company independent of the proposed merger, including the volatile and competitive environment for Internet telephony and telecommunications; changes in domestic and foreign economic, market and regulatory conditions; the inherent uncertainty of financial estimates and projections; uncertainty inherent in litigation; unanticipated technological difficulties; the risk that the Company may not be able to access sufficient capital; the creditworthiness of and relationship with our customers; future transactions; risks inherent in being subject to significant regulation; and other considerations described as “Risk Factors” in Exhibit 99.1 to this Annual Report on Form 10-K for the year ended December 31, 2003 and in other filings made by us with the SEC. Such factors may also cause substantial volatility in the market price of our Common Stock. All such forward-looking statements are current only as of the date on which such statements were made. ITXC does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

The Company believes the following critical accounting policies apply to and affect significant judgments and estimates used in the preparation of its Consolidated Financial Statements:

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

Goodwill and Other Intangible Assets. On January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”. In assessing the recoverability of its goodwill and other intangibles, the Company must make assumptions regarding estimated future cash flows. If such assumptions change in the future, the Company may be required to record impairment charges for these assets. During the fourth quarter of 2003, the Company wrote off the remaining carrying value of an intangible asset related to an exclusive contract in Lithuania which was acquired in the Nexcom Telecommunications acquisition in May 2002. This write off resulted in a $2.0 million charge.

Property and Equipment. On January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. If indicators of impairment are present, the Company must determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than its carrying amount. If less, the Company will be required to recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. The Company has simplified its network to eliminate the need for circuit switches, to lower costs and improve quality and reliability for its customers, and to reduce further capital costs and operating complexity. As a result, the Company recognized $7.5 million of impairment charges in 2002 related to this simplification.

From time to time, the Company is required to make other significant estimates such as the carrying value of its investments, restructuring charges, litigation accruals and employee termination benefits. Actual results could differ from these estimates.

Overview

We are a leading global provider of voice and fax services. We primarily use the Internet for transport of these calls. From our inception in July 1997 through April 1998, our operating activities were focused primarily on:

•	developing monitoring and analysis software to enable us to efficiently and cost effectively route voice over the Internet which we refer to as BestValue Routing;

•	developing relationships with affiliates throughout the world to establish the global reach of ITXC.net;

•	developing additional business strategies to supplement our affiliate network; and

•	hiring our initial employee group.

In April 1998, we launched our first service delivered over ITXC.net—our WWeXchange Service. Our operations since that time have included:

•	increasing our voice traffic, from 2,746 minutes during April 1998 to approximately 1.3 billion minutes carried through our call completion service during the quarter ended December 31, 2003;

•	refining our monitoring and analysis software in order to achieve BestValue Routing;

•	expanding our affiliate network to 281 affiliates February 29, 2004;

•	increasing the global reach of ITXC.net to offer termination to 232 countries and territories at December 31, 2003;

•	applying for and securing patents on key technology;

•	increasing our direct connection to customers using ITXC-owned SNARCs located at the customers’ premises;

•	increasing our employee headcount, from 29 employees on April 1, 1998 to 228 employees on January 31, 2004; and

•	introducing ITXC VoIPLink Service and the VoIPLink Ready program, which makes VoIP internetworking practical for carriers connecting to ITXC on a VoIP-to-VoIP basis.

To date, our primary sources of revenue have been the fees that we receive from customers for terminating calls that they have originated. Our revenue for terminating calls over ITXC.net has depended primarily upon the following factors:

•	the volume of voice traffic carried over ITXC.net, which is measured in terms of minutes of voice traffic;

•	the mix of voice traffic carried over ITXC.net, which reflects the fact that calls made over certain routes will generate greater revenues than calls of a similar duration made over other routes; and

•	pricing pressures resulting from competitive conditions in our markets.

Our profitability depends in large part on our revenue and our ability to maximize our “buy-sell” margin, i.e. the difference between what we pay on a per minute basis to receive termination service from our suppliers and what we are able to charge our customers.

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

Our operating expenses have been primarily:

•	Data Communications and Telecommunications Expenses. Internet-related expenses, consisting primarily of:

•	costs associated with sending voice traffic, primarily fees that we pay to our affiliates to terminate calls, fees that we pay when we find it necessary to utilize the traditional telephone network or private data networks to terminate calls; these expenses are largely proportional to the volume of voice traffic carried over our network;

•	costs associated with buying Internet access at ITXC-operated locations and expenses incurred in connecting our customers to our network (“IP and PSTN connectivity costs”); these costs are largely proportional to the bandwidth of access acquired and do not typically vary based upon volume of voice traffic until additional bandwidth needs to be acquired; and

•	costs associated with the housing of company gateways at SuperPop facilities.

•	Network Operations Expenses. Expenses associated with operating the network, consisting primarily of the salaries, payroll taxes and benefits that we pay for those employees directly involved in the operation of ITXC.net and related expenses. During the period (October 2000 through October 2001) that we operated an e-commerce business, network operations expenses also include related expenses incurred to operate our e-commerce services.

•	Selling, General and Administrative Expenses. There are three components of selling, general and administrative expenses, consisting of the following:

•	Sales and Marketing Expense. Salaries, payroll taxes, benefits and commissions that we pay for sales personnel and expenses associated with the development and implementation of our promotion and marketing campaigns that are deployed both domestically and internationally.

•	Development Expenses. Salary, payroll tax and benefit expenses that we pay for employees and consultants who work on the development of our network management approaches and future applications of our technology. We believe that investing in the enhancement of our technology is critical to our future success. Development expenses may increase or decrease in future periods, based upon various factors, including:

•	the importance to us of improving network operations, reliability and efficiency, including our BestValue Routing software;

•	the pace of technological change in our industry; and

•	our goal of expanding the applications of our technology.

•	General and Administrative Expenses. Salary, payroll tax and benefit expenses and related costs for general corporate functions, including executive management, finance, administration, facilities, legal, information technology and human resources, together with accounts receivable reserves.

•	Non-Cash Employee Compensation Expenses. Non-cash employee compensation represents compensation expense incurred in connection with the grant of certain stock options to our employees with exercise prices less than the fair value of our Common Stock at the respective dates of grant. During 1999, but prior to our initial public offering, we granted options to purchase 3,413,500 shares of our Common Stock at exercise prices equal to or less than fair value, resulting in non-cash charges of approximately $12.4 million. Similarly, in connection with our eFusion acquisition during 2000, we were required to take non-cash charges of approximately $700,000 in connection with options granted in exchange for options previously granted by eFusion. Our expense of $66,000 in 2003 is associated with the accelerated vesting of stock options related to the resignation of our former CFO in anticipation of the Teleglobe merger.

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

In response to market conditions and the consequent slower than anticipated growth of the Company’s enhanced services, at its July 2001 board meeting the Company made a strategic decision to reduce expenditures for the development and marketing of enhanced services and reduced headcount in these areas by about 40 people. As a result, the Company revised its cash flow projections and determined that certain long-lived assets related to its October 2000 eFusion acquisition had become impaired. During the second quarter of 2001, the Company recognized a $108.0 million impairment charge, which represented an $86.7 million write-down of goodwill and a $21.3 million write-down of other intangible assets to their fair values.

On October 11, 2001, we sold most of the tangible and intangible assets of our e-commerce business (other than patents) to eStara, Inc., a privately held provider of web-voiced services, in exchange for a 19.9% equity position in eStara, which position has subsequently been diluted. We valued this investment at $700,000. We granted certain patent licenses to eStara, while retaining our ownership of such patents. As a result, we determined that there was a further impairment of long-lived assets and recorded a $5.7 million impairment charge during the third quarter of 2001 to write-down such assets to their fair value. In addition, as part of our July and September 2001 business-reorganization plans, we recorded a charge to earnings totaling approximately $3.7 million in the third and fourth quarters of 2001. This charge is primarily comprised of headcount reductions of 70 employees worldwide (approximately $1.5 million) and facility consolidations (approximately $1.5 million) as we closed the Beaverton, Oregon facility in which eFusion had previously operated and terminated or transferred to eStara the employees related to our e-commerce business. The remaining $700,000 relates to a write-down of the remaining assets at the Beaverton location.

On May 2, 2002 the Company purchased assets which comprised the wholesale call completion business operated by privately-held Nexcom Telecommunications LLC (“Nexcom”) in 11 countries in Eastern Europe, for total consideration of $11.7 million, which consisted of $9.0 million in cash and 533,701 shares of the Company’s common stock. 275,459 of those shares and $1.5 million in cash were subject to an escrow agreement supporting Nexcom’s indemnification obligations to the Company. All escrow shares and cash were distributed to Nexcom in May 2003. Nexcom had previously provided termination services to the Company in most of the countries in which the assets are located. In connection with the transaction, the Company recorded goodwill of $7.9 million; and other intangibles of $2.9 million related to vendor agreements, customer lists and licenses, which will be amortized over periods ranging from 3 to 80 months. These values were determined using an independent third party valuation. Also included in the purchase were $0.8 million of property, plant and equipment. During the fourth quarter of 2003, the Company wrote off the remaining carrying value of an intangible asset related to an exclusive contract in Lithuania, which was acquired in the Nexcom Telecommunications acquisition. This write off resulted in a $2.0 million charge in the fourth quarter. The acquisition was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations, and accordingly, the net assets and results of operations have been included in the Consolidated Financial Statements from the date of acquisition. The acquisition would not have had a material impact on the Company’s results of operations, had the acquisition been completed at the beginning of the periods presented.

During the fourth quarter of 2003, the Company wrote off the remainder of its South American investment, Telenova, which resulted in a $500,000 charge. See Note 1 of the Notes to our Consolidated Financial Statements presented elsewhere in this Annual Report.

Since our inception in July 1997, we have experienced operating losses in each quarterly and annual period and negative cash flows from operations in each quarter since we commenced offering services over ITXC.net in April 1998. As of December 31, 2003, we had an accumulated deficit of $365.7 million. The profit potential of our business is unproven, and our limited operating history makes an evaluation of us and our prospects difficult. We may not achieve profitability or, if we achieve profitability, we might not sustain profitability.

Additional Metrics Tracked by Management

Our profitability for terminating calls over ITXC.net is a function of our ability to maximize our “buy-sell” margin, i.e. the difference between what we pay on a per minute basis to receive termination service from our suppliers and what we are able to charge our customers. For 2003 and 2002, our “buy-sell margin” was $40.6 million and $41.7 million, respectively. Our average “buy-sell margin” per minute in 2003 and 2002 was 8.29 cents and 8.6 cents, respectively. Total minutes for 2003 and 2002 were 4.1 billion and 3.1 billion, respectively. The sum of the cost component of the buy-sell margin, IP connectivity costs, PSTN connectivity costs and collocation costs comprise the line item reported as Data Communications and Telecommunications Expense in our consolidated statements of operations.

Results of Operations for the Years Ended December 31, 2003, 2002 and 2001

Statistical Presentations

The following table sets forth, for the past three years, the percentage of telecommunications revenues represented by various line items in our consolidated statements of operations

	2003	2002	2001
Revenues:
Telecommunications revenue	100.0%	100.0%	100.0%
Cost and expenses:
Data communications and telecommunications (exclusive of depreciation shown separately below)	91.0	87.3	86.6
Network operations (exclusive of depreciation shown separately below and exclusive of equity related charges included in non-cash employee compensation)	2.7	3.0	5.1
Selling, general and administrative (exclusive of depreciation shown separately below and exclusive of equity related charges included in non-cash employee compensation)	14.1	11.7	25.9
Depreciation	6.2	9.4	11.4
Amortization and write-off of intangibles	0.7	0.1	73.6
Impairment of fixed assets	0.0	2.8	0.0
Restructuring charges	0.2	0.7	2.1
Non-cash employee compensation	0.0	0.5	2.0
Total cost and expenses	115.0	115.6	206.8
Loss associated with investments	(0.1)	(0.3)	(0.1)
Interest income, net	0.2	1.0	5.0
Income tax expense	0.0	0.1	0.0
Net loss	(14.9)	(15.0)	(101.9)

The following table shows the percentage increase or decrease in the above-mentioned line items over the past three years.

	2003 vs. 2002	2002 vs. 2001
Revenues:
Telecommunications revenue	26.1%	54.9%
Cost and expenses:
Data communications and telecommunications (exclusive of depreciation shown separately below)	31.4	56.1
Network operations (exclusive of depreciation shown separately below and exclusive of equity related charges included in non-cash employee compensation)	13.1	(7.2)
Selling, general and administrative (exclusive of depreciation shown separately below and exclusive of equity related charges included in non-cash employee compensation)	52.6	(30.0)
Depreciation	(17.1)	27.3
Amortization and write-off of intangibles	613.0	(99.7)
Impairment of fixed assets	(100.0)	—
Restructuring charges	(64.8)	(52.2)
Non-cash employee compensation	(95.3)	(59.6)
Total cost and expenses	25.5	(13.4)
Loss associated with investments	21.6	(77.4)
Interest income, net	(67.6)	(70.5)
Income tax expense	(72.9)	—
Net loss	25.5	(77.2)

Revenue

Telecommunications revenue for the years ended December 31, 2003, 2002 and 2001 was $338.4 million, $268.4 million and $173.2 million, respectively. The principal aspect of this increase was the increased revenue generated from our call completion service, which provides international call completion to our customers and enables them to offer their own customers phone-to-phone global voice service. Almost all of our total revenue during 2003 was derived from our call completion service.

We have increased the volume of call completion service traffic over ITXC.net. In terms of minutes of traffic, we increased our minutes to 4.1 billion in 2003 from 3.1 billion minutes in 2002. Our average revenues per minute for call completion service declined to 8.3 cents per minute in 2003 from 8.6 cents per minute during 2002. The decline in average revenues per minute is primarily attributable to increased competition and changes in route mix.

Approximately $8.7 million of revenues reported for the first quarter of 2003 relates to amounts from Interactive Marketing Technologies, Inc. (“IMT”). IMT has now filed for bankruptcy protection and the Company has written off this receivable.

We increased our emphasis on margin, rather than revenue, beginning in 2001 and thereafter used buy-sell margin as the major basis for sales compensation.

Operating Expenses

Data Communications and Telecommunications Expenses. The year to year increases in the dollar amount of data communications and telecommunications expenses primarily reflects the increased traffic during these years as well as costs associated with establishing and increasing capacity at our hubs in anticipation of future growth in traffic. The increase in the dollar amount of such costs primarily reflected the increased traffic during 2003, as well as costs associated with establishing an increasing capacity at our hubs in anticipation of future growth in traffic.

Network Operations Expenses. Network operations expenses increased to $9.3 million during the year ended December 31, 2003 from $8.2 million during the year ended December 31, 2002 and from $8.8 million during the year ended December 31, 2001. Such expenses primarily reflected the cost of operating our 24-hours-a-day, 7 days-a-week network operations center, as well as start-up costs associated with the New Jersey, California, England, Germany and Hong Kong hubs. In the first quarter of 2003 we announced a new network hub in Germany and in the fourth quarter of 2003 we announced a new network hub in Hong Kong. In general, network operations expenses are not proportional to the volume of our traffic; regardless of our volume, we are required to pay the salaries and related costs associated with operating our network operations center in Princeton. We closed our New York hub and consolidated its operations with our New Jersey hub in 2001. We anticipate that we will be able to continue to leverage network operations expenses over a larger revenue base in future periods. Such expectation represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ from such expectation as a result of a number of factors, including the extent to which we incur unanticipated expenses associated with the expansion of our hubs and the growth of our network.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $47.9 million during the year ended December 31, 2003 from $31.4 million during the year ended December 31, 2002 and from $44.8 million during the year ended December 31, 2001. The increase in SG&A expenses for 2003 was primarily attributable to a specific bad debt provision of $8.7 million that we made to our accounts receivable reserve in the first quarter of 2003 and higher average headcount levels during the first half of 2003. In addition, during 2003, the Company incurred $2.0 million of increased legal expenses related to the Hercules litigation, $2.1 million in transaction, integration and employee retention expenses relating to the Teleglobe merger, and $0.3 million of executive recruiting expenses. Selling, general and administrative expenses during 2003, 2002 and 2001 included charges of $9.9 million, $1.8 million and $7.6 million, respectively, representing bad debt expense which includes the $8.7 million mentioned above. At December 31, 2003, we had 230 employees, as compared with 280 employees one year earlier.

For information regarding customer concentration and concentration of credit risk, see Note 2 of the Notes to the Company’s Consolidated Financial Statements

As our revenues continue to grow, we expect SG&A expenses to decrease as a percentage of revenues. Such expectation represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ from such expectation as a result of a number of factors, including the extent to which we incur unanticipated expenses associated with revenue growth and the extent to which our customers present unanticipated credit problems.

Depreciation

Depreciation expense decreased to $20.9 million in 2003 from $25.2 million in 2002 and increased from $19.8 million in 2001. The increase in depreciation expense from 2001 to 2003 reflects the expansion of our network and hubs and the addition of new technologies deployed throughout our network. The decrease in depreciation expense from 2002 to 2003 was a result of the equipment we removed from our network and wrote off during the fourth quarter of 2002. We expect depreciation expense to decrease in the future due to network simplifications and as we realize greater efficiencies from our installed capital expenditures. Such expectation represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ from such expectation as a result of a number of factors, including the extent to which we incur unanticipated expenses associated with the expansion of our hubs and the growth of our network.

Amortization and Write-Off of Intangibles

In connection with our May 2, 2002 acquisition of the assets of Nexcom, we recorded $7.9 million of goodwill and $2.9 million of other intangibles. During 2003, upon reviewing the current and future value of an exclusive relationship in Lithuania, we wrote off the full value of the intangible asset. This resulted in a $2.0 million charge in 2003. Approximately $400,000 of intangibles was amortized in 2002. In 2001, we amortized $13.7 million of intangibles and we recognized $113.7 million of impairment charges related to the Company’s October 2000 eFusion acquisition.

Impairment of Fixed Assets

In the fourth quarter of 2002 we began the process of simplifying our network to eliminate the need for circuit-switches in new installations. There are now no circuit switches active in ITXC’s network. Accordingly, we recognized $7.5 million of impairment charges related to the migration to a Cisco-based architecture and to a switch-less environment. In 2003, we recorded accelerated depreciation of $1.0 million related to our 2002 impairment.

Restructuring Charges

During 2003, 2002 and 2001, we incurred $0.6 million, $1.8 million and $3.7 million, respectively, of restructuring charges. During the second quarter and in the beginning of the third quarter of 2003, the Company reduced headcount by approximately 10%. The reductions were possible because of the network simplification and new technology deployed during the second and third quarters as well as the elimination of some unprofitable customers and affiliates.

Approximately $1.0 million of restructuring charges in 2002 related to the sub-lease on our headquarters space effective January 2002. In the first quarter of 2003, the Company reached a settlement with the landlord for the Beaverton, Oregon facility resulting in a cash payment to the landlord of approximately $1.2 million. The Company recorded an additional restructuring charge in the fourth quarter of 2002 related to this settlement. Charges in 2001 relate to the steps we took to terminate our e-commerce operations in Beaverton, Oregon.

Non-Cash Employee Compensation Expenses

Non-cash employee compensation expense was $66,000 during the year ended December 31, 2003, $1.4 million during the year ended December 31, 2002 and $3.5 million during the year ended December 31, 2001. The charges in 2003 are associated with the accelerated vesting of stock options related to the resignation of our former CFO in anticipation of the Teleglobe merger. The changes in 2002 and 2001 represent amortization of deferred compensation incurred in connection with the grant of options at exercise prices less than fair value. The decline in this charge during 2002 and 2001 reflects the cancellation of options held by individuals whom we no longer employ, as well as the completion of vesting periods for certain options.

Interest and Other Income

Our interest income, net principally represents income from cash and investments which, in turn, were derived from capital contributions made by our investors. In addition to the capital invested near the inception of our business, we raised net proceeds of $9.9 million and $14.9 million from a group of investors in private transactions completed during April 1998 and February 1999, respectively, we raised net proceeds of $78.4 million from our initial public offering completed in October 1999 and we raised net proceeds of $161.4 million from our follow-on public offering completed in March 2000. During the years ended December 31, 2003, 2002 and 2001, the interest on our marketable securities, including the interest earned on the proceeds from our initial and follow-on public offerings, exceeded the interest that we paid on our line of credit and capital leases by $0.8 million, $2.6 million and $8.7 million, respectively. The reduction in interest income, net, during 2003 and 2002 reflects a lowering of the rates that we earned on our cash and investments and the deployment of a portion of these assets into our operating business.

Loss Associated with Investments and Joint Venture

During 2003, we determined that there was an other-than temporary impairment in the value of our South American investment. In the fourth quarter of 2003, we wrote off the remainder of this investment resulting in a charge of $500,000. During 2002, we determined that there was an other than temporary impairment in the value of our eStara investment which resulted in a $700,000 charge in the fourth quarter. The $250,000 charge recorded in 2001 related to a strategic investment that we made in a private e-commerce company. Based on the poor financial condition and the remote probability of success, we believed that an other-than temporary decline in this investment had occurred and accordingly we wrote off the investment in its entirety.

Tax Expense

Tax expense for the twelve months ended December 31, 2003 and December 31, 2002 was $108,000 and $397,000, respectively. During 2003, the Company recorded a benefit of $198,000 resulting from certain state taxes which the Company now expects will be refunded. This amount had been recorded as an expense in the year ended December 31, 2002. Since we are in a net loss position, we have no provision for federal taxes.

The Company has a federal and state NOL carryforward for which a full valuation allowance has been provided. An ownership change (such as the Teleglobe merger) would cause an imposition of an annual limitation on the use of NOL carryforwards attributable to periods before the change. The Company has not determined the amount of the potential limitation.

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

	Three Months Ended
	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
	(in thousands except per share data)
Minutes of traffic over ITXC.net	884,000	999,000	949,000	1,251,000
Revenues:
Telecommunications revenues	$81,708	$84,214	$74,609	$97,895

Costs and expenses:
Data communications and telecommunications (exclusive of depreciation shown separately below)	72,620	77,000	68,647	89,701
Network operations (exclusive of depreciation shown separately below and exclusive of equity related charges included in non-cash employee compensation)	2,498	2,374	2,020	2,359
Selling, general and administrative (exclusive of depreciation shown separately below and exclusive of equity related charges included in non-cash employee compensation)	18,704	10,984	8,334	9,840
Depreciation	5,636	5,372	5,174	4,732
Amortization and write-off of intangibles	121	121	121	2,146
Restructuring charges	—	284	341	—
Non-cash employee compensation	—	—	—	66

Total costs and expenses	99,579	96,135	84,637	108,844

Loss from operations	(17,871)	(11,921)	(10,028)	(10,949)
Loss associated with investments	—	—	—	(500)
Interest income, net	354	249	104	127

Loss before income tax	(17,517)	(11,672)	(9,924)	(11,322)
Income tax (benefit) expense	174	179	(28)	(216)

Net loss	$(17,691)	$(11,851)	$(9,896)	$(11,106)

Loss per share	$(0.41)	$(0.28)	$(0.23)	$(0.26)

	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
	(in thousands except per share data)
Minutes of traffic over ITXC.net	658,000	778,000	838,000	847,000
Revenues:
Telecommunications revenues	$57,712	$65,997	$70,137	$74,535

Costs and expenses:
Data communications and telecommunications (exclusive of depreciation shown separately below)	48,604	56,308	62,495	66,908
Network operations (exclusive of depreciation shown separately below and exclusive of equity related charges included in non-cash employee compensation)	1,951	1,938	2,113	2,177
Selling, general and administrative (exclusive of depreciation shown separately below and exclusive of equity related charges included in non-cash employee compensation)	7,031	7,051	7,966	9,317
Depreciation	5,723	6,197	6,552	6,749
Amortization and write-off of intangibles	6	96	128	121
Impairment of fixed assets	—	—	—	7,539
Restructuring charges	1,079	151	134	409
Non-cash employee compensation	697	697	—	—

Total costs and expenses	65,091	72,438	79,388	93,220

Loss from operations	(7,379)	(6,441)	(9,251)	(18,685)
Loss associated with investments	—	—	—	(700)
Interest income, net	883	682	624	388

Loss before income tax	(6,496)	(5,759)	(8,627)	(18,997)
Income tax expense	—	—	150	247

Net loss	$(6,496)	$(5,759)	$(8,777)	$(19,244)

Loss per share	$(0.14)	$(0.12)	$(0.19)	$(0.44)

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

Net cash used in financing activities was $2.0 million for the year ended December 31, 2003, $12.9 million for the year ended December 31, 2002 and $3.3 million for the year ended December 31, 2001, principally reflecting the repayment of capital lease obligations, a $9.8 million stock repurchase in the fourth quarter of 2002, and the repayment of our equipment line of credit.

Net cash used in operating activities amounted to $28.5 million, $4.6 million and $25.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. Cash used in operating activities in these periods was primarily the result of net operating losses and increased accounts receivable, partially offset by increases in accounts payable and accrued expenses.

Net cash provided by investing activities was $13.5 million for the year ended December 31, 2003 and was primarily related to the sale of available-for-sale securities offset in part by the purchases of property and equipment. For 2002, net cash used in investing activities of $2.4 million was primarily related to the purchase of the Nexcom assets and the purchase of property and equipment, offset by the sale of available-for-sale securities. Net cash provided by investing activities was $44.8 million for the year ended December 31, 2001 and was primarily related to sale of available-for-sale securities, offset in part by the purchases of property and equipment.

As of December 31, 2003, our principal commitments consisted of obligations outstanding under operating and capital leases. At that date, future minimum payments for non-cancelable leases include required payments of $3.9 million during 2004 and $16.8 million for years 2005-2008 and thereafter under all leases. The minimum lease payments have not been reduced by minimum operating sublease rentals of $1.2 million due in the future under non-cancelable subleases.

On October 23, 2002 the Company announced that its Board of Directors had authorized a stock repurchase program for up to $10 million. As of December 31, 2002, the Company had used $9.8 million of this authorization to repurchase a total of 3,883,700 shares. Included in this total was the negotiated direct purchase of 3,783,000 shares from VocalTec Communications Inc. at $2.53 per share, pursuant to a purchase agreement. On March 31, 2003 the Board authorized an additional $5.0 million repurchase. Pursuant to the merger agreement with Teleglobe, the Company no longer has any outstanding buyback authorization. The Company did not purchase any shares in 2003 under its prior buyback authorizations.

During the second quarter of 2002, the Company terminated a credit facility with a bank and paid the remaining $1.1 million of the equipment note payable. In conjunction with the Company’s letter of credit facility for its Princeton, New Jersey lease, the Company has $2.2 million of restricted cash. In addition, in November 2003, the Company issued a letter of credit to a vendor in the amount of $4.0 million. This instrument was issued as a means of obtaining more beneficial payment terms from the vendor. In order to secure the facility, the Company was required to deposit $4.0 million in a restricted bank account and maintain such balance as long as the facility remains in place.

The primary sources of our short-term funding continue to be the capital that we have raised. Our capital requirements depend on numerous factors, including market acceptance of our services, the responses of our competitors, the resources allocated to ITXC.net and the development of future applications of our technology, our success in marketing and selling our services, and other factors. We have experienced substantial increases in our capital expenditures since our inception, consistent with growth in our operations and staffing. Our stockholders’ equity has decreased from $352.3 million at December 31, 2000 to $84.8 million at December 31, 2003. During the past three years, our cash and cash equivalents have decreased by $20.5 million. If the Teleglobe merger is not consummated, we currently believe that our available cash and cash equivalents will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. This statement represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from our expectations as a result of certain of the risk factors described in Exhibit 99.1 to this Annual Report. If the Teleglobe merger is not consummated, we may need to raise additional funds in order to fund operations and/or more rapid expansion, to develop new or enhance existing services, to respond to competitive pressures or to acquire or invest in complementary business, technologies or services. Additional funding may not be available on favorable terms or at all. Any such funding may be dilutive to existing stockholders (if in the form of equity) and may result in the imposition of restraints on management’s ability to operate the Company’s business.

The following summarizes the Company’s contractual obligations at December 31, 2003, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

	Payments Due by Period
	Total	Less than 1 year	2 – 3 years	4 – 5 years	After 5 years
Contractual Obligations
Capital Lease Obligations	$1,902,783	$1,116,575	$786,208	$—	$—
Operating Leases	18,844,722	2,816,773	5,103,988	5,065,332	5,858,629

Total Contractual Cash Obligations	$20,747,505	$3,933,348	$5,890,196	$5,065,332	$5,858,629

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1 – 3 years	4 – 5 years	Over 5 years
Other Commercial Commitments
Standby Letters of Credit	$6,133,923	$4,050,000	$—	$—	$2,083,923

Total Commercial Commitments	$6,133,923	$4,050,000	$—	$—	$2,083,923

Certain executive officers of the Company have employment agreements for a limited term that provides to each such executive officer certain benefits in the event that his employment is terminated without cause. In such event, such individuals would be entitled to receive their salary through the end of the term and certain bonus payments, as well as related benefits described in the agreement. The potential future obligations under these agreements do not exceed $1.4 million. In addition, Anthony Servidio, who recently became Chief Financial Officer, has an employment agreement providing for a special retention bonus if he remains in the employ of the Company through a specified transition period.

Pursuant to the announcement of the Teleglobe merger, certain employees of the Company received severance and/or retention agreements. The potential future obligations under these agreements are not expected to exceed $3.9 million.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This Statement is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. SFAS No. 143 addresses the recognition and measurement of obligations associated with the retirement of tangible long-lived assets resulting from the acquisition, construction, development, or the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of an asset retirement obligation be recognized as a liability in the period in which it is incurred. The asset retirement obligation is to be capitalized as part of the carrying amount of the long-lived asset and the expense is to be recognized over the useful life of the long-lived asset. The adoption of this standard did not have any impact on the Company’s consolidated results of operations and financial position during the periods presented herein.

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

The following table reflects unaudited pro forma results of operations of the Company for the year ended December 31, 2001, giving effect to SFAS No. 142 as if it were adopted on January 1, 2001:

Year ended December 31, 2001
Net loss, as reported	$(176,441,866)
Add back: amortization expense, net of tax	10,184,795

Pro forma net loss	$(166,257,071)

Basic and diluted loss per common shareholders:
As reported	$(3.89)

Pro forma	$(3.66)

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

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51. The Interpretation introduces a new consolidation model, the variable interests model, based on potential variability in gains and losses of the entity being evaluated for consolidation. It provides guidance for determining whether an entity lacks sufficient equity or the entity’s equity holders lack adequate decision-making ability. These entities, variable interest entities (VIE), are evaluated for consolidation based on their variable interests. Variable interests are contractual, ownership or other interests in an entity that expose their holders to the risks and rewards of the VIE. The Interpretation’s provisions are effective currently for variable interests in VIE’s created after January 31, 2003, and for variable interests in VIE’s created before February 1, 2003, no later than the end of the first interim or annual reporting period ending after March 15, 2004. Management does not believe that the adoption of this standard will have a material impact on the Company’s financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We had investments of approximately $30.4 million as of December 31, 2003, in certain marketable securities, which primarily consisted of short-term fixed income investments. Due to the short-term nature of our investments we believe that the effects of changes in interest rates are limited and would not have a material impact on our consolidated financial condition or operating results.

Item 8. Financial Statements and Supplementary Data

We have set forth our annual financial statements on the “F” pages that follow this page. The index of our financial statements is set forth in Item 15 of this Annual Report.

Report of Independent Auditors

Board of Directors and Stockholders

ITXC CORP. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of ITXC Corp. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ITXC Corp. and subsidiaries at December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2, in 2002, the Company changed its method of accounting for goodwill and other intangible assets.

/S/ ERNST & YOUNG LLP

MetroPark, New Jersey

February 11, 2004

ITXC CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$16,069,798	$33,027,369
Marketable securities	30,402,118	60,433,091
Accounts receivable, net of allowance of $2,580,000 in 2003 and $2,440,000 in 2002	41,265,689	25,332,565
Prepaid expenses and other current assets	5,403,759	5,360,291
Restricted cash	6,294,344	2,215,073

Total current assets	99,435,708	126,368,389
Property and equipment, net	27,750,964	34,727,391
Goodwill	7,913,319	7,913,319
Other intangibles, net of amortization of $485,000 in 2003 and $352,000 in 2002	179,157	2,689,569
Other assets	259,453	871,449

Total assets	$135,538,601	$172,570,117

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$38,729,262	$26,889,716
Accrued expenses and other current liabilities	9,408,763	7,774,516
Customer deposits	768,426	624,567
Current portion of capital lease obligations	1,038,323	2,127,729

Total current liabilities	49,944,774	37,416,528
Capital lease obligations, less current portion	761,129	171,503
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $.001 par value, authorized 15,000,000 shares; issued and outstanding none in 2003 and 2002	—	—
Common Stock, $.001 par value, authorized 400,000,000 shares; issued, 47,203,333 shares in 2003 and 46,674,602 shares in 2002; outstanding, 43,319,633 shares in 2003 and 42,790,902 shares in 2002	47,205	46,675
Additional paid-in capital	460,462,616	459,832,135
Accumulated other comprehensive (loss) income	(119,811)	117,258
Accumulated deficit	(365,743,501)	(315,200,171)
Treasury stock	(9,813,811)	(9,813,811)

Total stockholders’ equity	84,832,698	134,982,086

Total liabilities and stockholders’ equity	$135,538,601	$172,570,117

See accompanying notes.

ITXC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2003	2002	2001
Total revenues	$338,426,439	$268,381,563	$173,220,406

Costs and expenses:
Data communications and telecommunications (exclusive of depreciation shown separately below)	307,967,299	234,316,147	150,077,067
Network operations (exclusive of depreciation shown separately below and exclusive of $192,526, and $466,704 of equity related charges included in non-cash employee compensation in 2002 and 2001, respectively)	9,251,165	8,178,036	8,814,720
Selling, general and administrative (exclusive of depreciation shown separately below and exclusive of $66,000, $1,202,196 and $2,988,497 of equity related charges included in non-cash employee compensation in 2003, 2002 and 2001, respectively)	47,862,249	31,362,984	44,787,317
Depreciation	20,914,363	25,220,322	19,814,876
Amortization and write-off of intangibles	2,510,412	352,080	127,471,548
Impairment of fixed assets	—	7,538,697	—
Restructuring charges	624,639	1,773,657	3,712,747
Non-cash employee compensation	66,000	1,394,722	3,455,201

Total costs and expenses	389,196,127	310,136,645	358,133,476

Loss from operations	(50,769,688)	(41,755,082)	(184,913,070)
Loss associated with investments	(500,000)	(700,000)	(250,000)
Interest and other income	1,079,260	3,104,716	9,685,037
Interest expense	(245,186)	(528,115)	(963,833)

Loss before income taxes	(50,435,614)	(39,878,481)	(176,441,866)
Income tax expense	107,716	397,087	—

Net loss	(50,543,330)	$(40,275,568)	$(176,441,866)

Basic and diluted net loss per share applicable to common stockholders	$(1.18)	$(0.88)	$(3.89)

Weighted average shares used in computation of basic and diluted net loss per share applicable to common stockholders	43,009,130	45,590,008	45,391,764

See accompanying notes.

ITXC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2001, 2002 and 2003

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deferred Employee Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total
Balance, December 31, 2000	45,047,143	$45,046	$455,087,203	$(5,134,356)	$768,804	$(98,482,737)	—	$352,283,960
Cancellation of options	—	—	(284,433)	284,433	—	—	—	—
Amortization of non-cash employee compensation	—	—	—	3,455,201	—	—	—	3,455,201
Issuance of common stock for exercise of options	515,463	516	539,899	—	—	—	—	540,415
Issuance of common stock for employee stock purchase plan	163,496	164	873,657	—	—	—	—	873,821
Unrealized loss on available for sale securities	—	—	—	—	(312,408)	—	—	(312,408)
Foreign exchange translation adjustment	—	—	—	—	203,958	—	—	203,958
Net loss	—	—	—	—	—	(176,441,866)	—	(176,441,866)

Total comprehensive loss	—	—	—	—	—	—	—	(176,550,316)

Balance, December 31, 2001	45,726,102	$45,726	$456,216,326	$(1,394,722)	$660,354	$(274,924,603)	—	$180,603,081
Amortization of non-cash employee compensation	—	—	—	1,394,722	—	—	—	1,394,722
Issuance of common stock for exercise of options	191,359	191	329,808	—	—	—	—	330,000
Issuance of common stock for employee stock purchase plan	223,440	224	735,444	—	—	—	—	735,667
Purchase of treasury stock	(3,883,700)	—	—	—	—	—	(9,813,811)	(9,813,811)
Issurance of stock for Nexcom acquisition	533,701	534	2,550,557	—	—	—	—	2,551,091
Unrealized loss on available for sale securities	—	—	—	—	(255,945)	—	—	(255,945)
Foreign exchange translation adjustment	—	—	—	—	(287,151)	—	—	(287,151)
Net loss	—	—	—	—	—	(40,275,568)	—	(40,275,568)

Total comprehensive loss	—	—	—	—	—	—	—	(40,818,664)

Balance, December 31, 2002	42,790,902	$46,675	$459,832,135	$—	$117,258	$(315,200,171)	$(9,813,811)	$134,982,086

Amortization of non-cash employee compensation	—	—	66,000	—	—	—	—	66,000
Issuance of common stock for exercise of options	368,463	369	196,697	—	—	—	—	197,066
Issuance of common stock for employee stock purchase plan	160,268	161	367,784	—	—	—	—	367,945
Unrealized loss on available for sale securities	—	—	—	—	(228,722)	—	—	(228,722)
Foreign exchange translation adjustment	—	—	—	—	(8,347)	—	—	(8,347)

Net loss	—	—	—	—	—	(50,543,330)	—	(50,543,330)

Total comprehensive loss	—	—	—	—	—	—	—	(50,780,399)

Balance, December 31, 2003	43,319,633	$47,205	$460,462,616	$—	$(119,811)	$(365,743,501)	$(9,813,811)	$84,832,698

See accompanying notes.

ITXC CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2003	2002	2001
Operating activities
Net loss	$(50,543,330)	$(40,275,568)	$(176,441,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,914,363	25,220,322	19,814,876
Amortization and write-off of intangibles	2,510,412	352,080	127,471,548
Impairment of fixed assets	—	7,538,697	—
Provision for doubtful accounts	9,989,224	1,471,123	7,646,180
Non-cash restructuring charges	—	559,912	652,871
Loss associated with investment	500,000	700,000	250,000
Realized loss (gain) on sale of investments	208,802	5,194	(787,188)
Amortization of non-cash deferred employee compensation	66,000	1,394,722	3,455,201
Amortization of original issue discounts	111,573	8,448	(1,366,923)
Changes in operating assets and liabilities:
Increase in accounts receivable	(25,922,348)	(5,614,681)	(11,231,419)
Decrease (increase) in prepaid expenses and other assets	68,528	(2,829,724)	212,846
Increase in accounts payable and accrued expenses	13,473,792	7,026,470	5,163,317
Increase (decrease) in customer deposits	143,860	(109,798)	(159,834)

Net cash used in operating activities	(28,479,124)	(4,552,803)	(25,320,391)

Investing activities
Purchase of property and equipment	(11,914,681)	(24,804,588)	(24,544,353)
Purchase of Nexcom assets	—	(9,051,716)	—
Restricted cash	(4,079,271)	(2,215,073)	—
Purchase of available for sale securities	(42,028,873)	(127,388,666)	(140,217,749)
Sale of available for sale securities	59,910,748	56,128,656	55,360,866
Maturities of available for sale securities	11,600,000	104,918,582	154,217,970

Net cash provided by (used in) investing activities	13,487,923	(2,412,805)	44,816,734
Financing activities
Repayment of capital lease obligations	(2,523,034)	(2,968,425)	(4,163,176)
Repayment of equipment line of credit	—	(1,196,660)	(526,531)
Treasury stock	—	(9,813,811)	—
Proceeds from exercise of stock options	197,066	330,000	540,415
Proceeds from issuance of common stock related to employee stock purchase plan	367,945	735,667	873,821

Net cash used in financing activities	(1,958,023)	(12,913,229)	(3,275,471)
Effect of exchange rate fluctuation on cash	(8,347)	(287,151)	203,958

Decrease (increase) in cash	(16,957,571)	(20,165,988)	16,424,830
Cash and cash equivalents at beginning of year	33,027,369	53,193,357	36,768,527

Cash and cash equivalents at end of year	$16,069,798	$33,027,369	$53,193,357

Supplemental disclosures of cash flow information
Cash paid for interest	$245,186	$528,115	$963,833

Fixed assets financed by capital leases	$2,023,255	$572,349	$1,071,842

See accompanying notes.

ITXC CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Business

ITXC Corp. (the “Company”) is a Delaware corporation, incorporated on July 21, 1997. The Company was founded for the purpose of providing Internet voice, fax and voice-enabled services primarily to traditional telephone companies, Internet service providers and telecommunications resellers, originally under the brand name WWeXchange, for which revenues commenced in 1998. The Company operates in one business segment.

Subsidiaries and Joint Venture

The Company conducts operations using a number of subsidiaries, domestically and internationally. Several of these subsidiaries hold forms of operating licenses from regulatory authorities. All such subsidiaries are wholly owned.

In July 1998, the Company obtained a 49% interest in ITXC Comunicacoes Ltda (“ITXC Ltda”), a newly formed Brazilian joint venture, in consideration of rights to certain technology, which was formed to provide exchange carrier long-distance services in Brazil. The Company’s ownership interest in ITXC Ltda was accounted for under the equity method of accounting. The ITXC Ltda joint venture agreement, as amended, provided for an exit clause triggered by an acquisition of the Company, certain business combinations, failure of the Company or ITXC Ltda to meet certain performance thresholds or the occurrence of certain other events. If any of these events occurred, the clause provided the Company a call option and provided TeleNova Communicacoes Ltda and its assignee (collectively, “TeleNova”) a put option which required the Company to acquire TeleNova’s interest in ITXC Ltda. In February 2000, the Company agreed to issue 150,000 shares of its Common Stock to affiliates of TeleNova in exchange for: (i) 600,000 shares of TeleNova stock, (ii) termination of the call and put options and (iii) certain contractual commitments by each party. As part of this agreement, the parties also terminated the joint venture agreement and related license agreement. This resulted in a charge to operations amounting to $8.2 million which reflected the difference between the value of ITXC stock that was issued at the time of such modifications and the value of the TeleNova capital stock that the Company received in exchange. In December 2000, the Company reduced its investment in TeleNova by $7.4 million to approximately $500,000, which is accounted for on a cost basis, and is included in other assets, reflecting an other-than temporary decline in the value of such investment. During the fourth quarter of 2003, the Company wrote off the remainder of the investment in TeleNova.

On October 12, 2000, the Company acquired a 100% interest in eFusion, Inc., a provider of voice-enabled applications to service providers (see Note 6). On November 6, 2000, eFusion Inc.’s name was changed to ITXC, Inc. See Note 7 for information regarding the disposition of this business.

Proposed Teleglobe Merger

On November 4, 2003, the Company and Teleglobe International Holdings Ltd (“Teleglobe”) announced that they had signed a definitive merger agreement for the acquisition of the Company by Teleglobe. Upon consummation of the merger, the outstanding shares of the Company’s common stock will be converted into approximately 28% of the capital stock of a newly formed parent company of Teleglobe, Teleglobe Bermuda Holdings Ltd. (“New Teleglobe”). All outstanding options and warrants of ITXC will be converted into options and warrants of the New Teleglobe. The merger is subject to several conditions, including receipt of governmental approvals, the meeting of certain financial tests by both companies, registration of the New Teleglobe shares with the Securities and Exchange Commission, and approval of the Company’s stockholders. Teleglobe is a privately held Bermuda company and is one of the world’s leading wholesale providers of voice, data, IP and mobile roaming services. Early termination of the Hart-Scott-Rodino review period has been received and New Teleglobe has filed a registration statement on Form S-4 with the SEC which is available on the SEC website. The Company expects that the SEC will review and provide comments on the filing and changes may be made in the filing as a result of this process. It is impossible for the Company to determine with certainty or to control the length of the review process. We will not be in a position to mail the proxy statement to our stockholders until after the SEC has completed its review. We expect that the mailing will occur in April or early May. It will then take 30 days before we can conduct a stockholders’ meeting seeking approval of the transaction.

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

The following table summarizes the customers representing over 10% of revenue for the years ended December 31, 2003, 2002 and 2001 or accounts receivable for the years ended December 31, 2003 and December 31, 2002:

	Revenue			Accounts Receivable
	2003	2002	2001	2003	2002
Customer A	—	13%	16%	—	—
Customer B	—	—	—	—	17%
Customer C	—	—	—	—	14%
Customer D	11%	—	—	—	—

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

During the latter part of 2002 and into the early part of 2003, the Company made a strategic business decision to be the sole provider of international termination services for a prepaid calling card platform company named Interactive Marketing Technologies, Inc. (“IMT”). In February 2003, the Company announced that it was unsuccessful in its efforts to restructure the obligations of IMT that were due to the Company. As a result, the Company discontinued services and recorded a charge to earnings of $ 8.7 million due to the uncertainty of the collectibility of such accounts receivable. In August 2003, IMT filed for bankruptcy protection. The Company subsequently wrote-off this balance in the third quarter of 2003.

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

Other Intangibles

Other intangibles relate to vendor agreements, customer lists and licenses recorded in association with the Nexcom purchase in May 2002. They are being amortized over periods ranging from 3 to 80 months. During the fourth quarter of 2003, the Company wrote off the remaining carrying value of an intangible asset related to an exclusive contract in Lithuania, which was acquired in the Nexcom Telecommunications acquisition in May 2002. This write off resulted in a $2.0 million charge in the fourth quarter.

Revenue Recognition

The Company recognizes telecommunications revenue and the related costs at the time the services are rendered. Telecommunications revenue is derived from fees charged to terminate voice and fax services over the Company’s network.

Advertising

Advertising costs are expensed as incurred. During 2003, 2002 and 2001, the Company expensed approximately $32,000, $209,000 and $339,000, respectively, of such costs.

Research and Development

Development costs are expensed as incurred. Development costs of approximately $5,800,000, $5,299,000 and $7,778,000 were expensed in 2003, 2002 and 2001, respectively, and are included in selling, general and administrative costs.

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

The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock options, with supplemental information as if the fair value recognition provisions of SFAS No. 123 had been applied for the twelve month periods ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Net loss applicable to common stockholders	$(50,543,330)	$(40,275,568)	$(176,441,866)
Add back: stock-based compensation, as reported pursuant to APB 25	66,000	1,394,722	3,455,201
Deduct: total stock-based compensation determined under fair value based methods for all awards	(12,941,923)	(14,653,150)	(8,294,501)

Adjusted net loss, fair value method for all stock-based awards	$(63,419,253)	$(53,533,996)	$(181,281,166)

Basic and diluted net loss per share, as reported	$(1.18)	$(0.88)	$(3.89)

Basic and diluted net loss per share, SFAS 123 adjusted	$(1.47)	$(1.17)	$(3.99)

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This Statement is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. SFAS No. 143 addresses the recognition and measurement of obligations associated with the retirement of tangible long-lived assets resulting from the acquisition, construction, development, or the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of an asset retirement obligation be recognized as a liability in the period in which it is incurred. The asset retirement obligation is to be capitalized as part of the carrying amount of the long-lived asset and the expense is to be recognized over the useful life of the long-lived asset. The adoption of this standard did not have any impact on the Company’s consolidated results of operations and financial position during the periods presented herein.

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

The following table reflects unaudited pro forma results of operations of the Company for the year ended December 31, 2001, giving effect to SFAS No. 142 as if it were adopted on January 1, 2001:

Year ended December 31, 2001
Net loss, as reported	$(176,441,866)
Add back: amortization expense, net of tax	10,184,795

Pro forma net loss	$(166,257,071)

Basic and diluted loss per common shareholders:
As reported	$(3.89)

Pro forma	$(3.66)

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

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51. The Interpretation introduces a new consolidation model, the variable interests model, based on potential variability in gains and losses of the entity being evaluated for consolidation. It provides guidance for determining whether an entity lacks sufficient equity or the entity’s equity holders lack adequate decision-making ability. These entities, variable interest entities (VIE), are evaluated for consolidation based on their variable interests. Variable interests are contractual, ownership or other interests in an entity that expose their holders to the risks and rewards of the VIE. The Interpretation’s provisions are effective currently for variable interests in VIE’s created after January 31, 2003, and for variable interests in VIE’s created before February 1, 2003, no later than the end of the first interim or annual reporting period ending after March 15, 2004. The Company does not believe that adoption of this standard will have a material impact on the Company’s financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include bad debts, investments, intangible assets, restructuring, litigation and employee termination benefits. Actual results could differ from those estimates.

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

3. Available for Sale Investments

The Company’s available for sale investments, including amounts in cash equivalents ($4,956,200 and $28,210,923 at December 31, 2003 and 2002, respectively) and marketable securities, are as follows:

	December 31,
	2003	2002
Money market funds	$4,956,200	$28,210,923
Certificates of deposit	500,000	—
U.S. Treasury securities and obligations of U.S. government corporations and agencies	7,076,973	12,883,147
Corporate bonds	13,188,039	21,517,413
Asset-backed securities	9,637,106	26,032,531

Total	$35,358,318	$88,644,014

Gross realized (losses) gains for the years ended December 31, 2003,2002 and 2001 were $(209,000), $(5,000) and $787,000 respectively.

The Company’s available for sale securities have the following maturities at December 31, 2003:

	Cost	Market
Due in one year or less	$10,275,513	$10,282,534
Due after one year through five years	17,438,115	17,456,572
Due after five years through ten years	1,483,849	1,485,254
Due after ten years	6,189,113	6,133,958

	$35,386,590	$35,358,318

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

The Company wrote-off accounts receivable of approximately $9,847,000, $2,800,000 and $6,034,000 during 2003, 2002 and 2001, respectively.

5. Property and Equipment

Property and equipment is comprised of the following:

	December 31,
	2003	2002
Network equipment and software	$67,362,839	$63,124,568
Furniture, fixtures and office equipment	14,953,953	13,053,300
Leasehold improvements	2,329,761	2,314,134

	84,646,553	78,492,002
Less accumulated depreciation and amortization	56,895,589	43,764,611

	$27,750,964	$34,727,391

Equipment under capital leases totaled approximately $14,807,000 and $12,784,000 at December 31, 2003 and 2002, respectively. Included in accumulated depreciation is approximately $11,300,000 and $11,000,000 related to such assets at December 31, 2003 and 2002, respectively.

During 2002, the Company recognized $7.5 million of impairment charges on network equipment and software, related to the migration to a Cisco-based architecture and to a switch-less environment. See Note 7 – Impairment of Long-Lived Assets and Business Reorganization Changes.

During 2002 and 2001, the Company purchased $2,200,000 and $6,100,000, respectively, of network equipment and software from a former stockholder of the Company. See Note 15 – Capital Stock regarding a transaction with such former stockholder.

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

All escrow shares and cash were distributed to Nexcom in May 2003. Nexcom had previously provided termination services to the Company in most of the countries in which the assets are located. In connection with the transaction, the Company recorded goodwill of $7.9 million; and other intangibles of $2.9 million related to vendor agreements, customer lists and licenses, which will be amortized over periods ranging from 3 to 80 months. These values were determined using an independent third party valuation. During the fourth quarter of 2003, the Company wrote off the remaining carrying value of an intangible asset related to an exclusive contract in Lithuania, which was acquired in the Nexcom Telecommunications acquisition in May 2002. This write off resulted in a $2.0 million charge in the fourth quarter. Also included in the purchase were $0.8 million of property, plant and equipment. The acquisition was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations, and accordingly, the net assets and results of operations have been included in the Consolidated Financial Statements from the date of acquisition. The acquisition would not have had a material impact on the Company’s results of operations, had the acquisition been completed at the beginning of the periods presented.

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

On October 11, 2001, the Company sold most of the tangible and intangible assets of its e-commerce business (other than patents) to eStara, Inc., a privately held provider of web-voiced services, in exchange for an equity position in eStara. The Company has valued this investment at approximately $700,000. This transaction resulted in a $258,000 loss which was included in the third quarter 2001 impairment charge. The Company also granted certain patent licenses to eStara, while retaining its ownership of such patents. As a result, the Company determined that there was a further impairment of long-lived assets and recorded a $5.7 million impairment charge during the third quarter of 2001 to write-down such assets to their fair value. During 2002, the Company determined that there was an other-than temporary impairment in the value of its eStara investment which resulted in an approximate $700,000 charge in the fourth quarter.

In addition, as part of the July and September 2001 business-reorganization plans, the Company recorded a total charge to earnings in 2001 of approximately $3.7 million of which $2.4 million had been paid through December 31, 2002 and there no longer is a balance as of December 31, 2003. The charge relates to headcount reductions of 70 employees worldwide, which approximates $1.5 million, and facility consolidations of approximately $1.5 million as the Company has closed its Beaverton, Oregon facility. The remaining charge of approximately $700,000 related to a write-down of the remaining assets at the Beaverton location. All severance related costs had been paid as of December 31, 2002.

In January of 2002, the Company entered into an agreement to sublease approximately 20,000 square feet of its headquarters space. Approximately $1.0 million of restructuring charges was recorded in the first quarter in connection with the sublease. During 2002, the Company recorded additional restructuring charges of approximately $800,000 associated with the lease for the closed office in Beaverton, Oregon. In the first quarter of 2003, the Company reached a settlement with the landlord for the Beaverton, Oregon facility resulting in a cash payment to the landlord of approximately $1.2 million, and thus eliminating all future charges related to this lease.

In the fourth quarter of 2002 the Company began the process of simplifying its network to eliminate the need for circuit-switches in new installations and migrate to a single gateway platform. Accordingly, the Company recognized $7.5 million of impairment charges related to the migration to a Cisco-based architecture and to a switch-less environment. The fair value of the assets being phased-out was determined based on the future cash flow expected to be generated by such assets over their remaining lives. All circuit switches have now been removed from the Company’s network.

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

During the fourth quarter of 2003, the Company wrote off the remaining carrying value of an intangible asset related to an exclusive contract in Lithuania, which was acquired in the Nexcom Telecommunications acquisition in May 2002. This write off resulted in a $2.0 million charge in the fourth quarter.

8. Goodwill and Other Intangible Assets

The following table summarizes the activity in Goodwill for the periods indicated:

	Year ended December 31,
	2003	2002	2001
Beginning balance, net	$7,913,319	$—	$96,437,789
Additions	—	7,913,319	522,206
Amortization	—	—	(10,184,795)
Write-offs	—	—	(86,775,200)

Ending balance, net	$7,913,319	$7,913,319	$—

The following table summarizes the Other Intangibles subject to amortization at the dates indicated:

	December 31, 2003			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Patents	$108,000	$57,176	$50,824	$108,000	$31,765	$76,235
Customer lists and licenses	240,000	111,667	128,333	240,000	56,666	183,334
Vendor agreements	—	—	—	2,700,000	270,000	2,430,000

Total other intangibles	$348,000	$168,843	$179,157	$3,048,000	$358,431	$2,689,569

Amortization expense for Other Intangibles totaled approximately $485,000 and $352,000 for the years ended December 31, 2003 and 2002, respectively. Vendor agreements above exclude approximately $2.0 million associated with the write-off of an exclusive relationship in Lithuania that was part of our Nexcom acquisition. Aggregate amortization expense for intangible assets is estimated to be:

Year Ending December 31, 2004	80,000
Year Ending December 31, 2005	80,000
Year Ending December 31, 2006	19,000
Year Ending December 31, 2007	—
Years Ending December 31, 2008 and thereafter	—

9. Prepaid Expenses and Accrued Expenses

Prepaid expenses and other current assets are comprised of the following:

	December 31,
	2003	2002
Deposits	$1,312,779	$1,847,646
Insurance	917,224	986,405
Software maintenance	222,428	363,626
Interest receivable	214,940	391,874
Taxes (principally VAT)	1,108,766	397,928
Other	1,627,622	1,372,812

	$5,403,759	$5,360,291

Accrued expenses and other current liabilities are comprised of the following:

	December 31,
	2003	2002
Compensation	$3,140,485	$2,794,180
Restructuring reserve	—	1,344,652
Data communications and telecommunications	1,206,957	703,631
Rent and utilities	590,299	657,783
Taxes	906,213	385,521
Professional fees	934,086	438,738
Other	2,630,723	1,450,011

	$9,408,763	$7,774,516

10. Income Taxes

Due to operating losses, the Company has no income tax liability for 2003, 2002 or 2001, with the exception of $108,000 and $397,000 and $0 of state and foreign taxes in 2003, 2002 and 2001, respectively. The provision for income taxes consists of the following:

	2003	2002	2001
Current:
Foreign	$299,916	$196,587	$0
State and local	(192,200)	200,500	0

Total provision for income taxes	$107,716	$397,087	$0

The Company has not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. The Company currently intends to reinvest indefinitely these undistributed earnings of its foreign subsidiaries.

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows:

	December 31,
	2003	2002
Deferred tax assets:
Net operating loss carryforward	$92,504,736	$76,174,806
Allowance for doubtful accounts	889,666	762,800
Amortization of non-cash employee compensation	4,974,882	4,974,882
Loss on disposition of joint venture	3,440,000	2,960,000
Fixed assets	3,903,925	3,358,310
Other	2,131,310	2,563,636

	107,844,519	90,794,434
Less valuation allowance	(107,844,519)	(90,794,434)

Net deferred tax asset	$—	$—

At December 31, 2003, approximately $17.5 million of the deferred tax asset related to net operating loss (“NOL”) carryforwards generated by the exercise of non-qualified stock options and an equivalent amount of deferred tax asset valuation allowance represented tax benefits associated with the exercise of non-qualified stock options. Such benefits, when and if realized, are credited to additional paid-in capital.

A reconciliation setting forth the differences between the effective tax rate of the Company and the U.S. statutory rate is as follows:

	December 31,
	2003		2002		2001
Statutory federal income tax (benefit) at 34%	$(17,148,109)	34.0%	$(13,558,064)	34.0%	$(59,990,234)	34.0%
State income tax (benefit), net of federal benefit	(126,852)	0.2	(2,382,893)	6.0	(4,759,594)	2.7
Nondeductible expenses	63,186	(0.1)	768,993	(2.0)	33,019,204	(18.7)
Foreign taxes booked at different rates	(51,374)	0.1	(33,894)	0.1
Other	320,780	(0.6)	173,559	(0.4)	229,961	(0.1)
Increase in valuation allowance	17,050,085	(33.8)	15,429,386	(38.7)	31,500,663	(17.9)

Total	$107,716	(0.2)	$397,087	(1.0)	$—	—

At December 31, 2003, the Company has a federal and state NOL carryforward of approximately $233.0 million. The federal NOL carryforwards expire from 2012 to 2023. The state NOL carryforwards expire from 2004 to 2010. The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code occurred, but believes that it is likely that such a change occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before the change. The Company has not determined the amount of the potential limitation.

The Company’s existing deferred tax assets at December 31, 2003 and 2002 have been reduced by a valuation allowance of $107,844,519 and $90,794,434, respectively, as we believe that it is more likely than not that the related tax benefits will not be realized.

11. Debt

During the second quarter of 2002, the Company terminated a credit facility with a bank and paid the remaining $1.1 million of the equipment note payable.

12. Restricted Cash

In conjunction with its letter of credit facility for its Princeton, New Jersey lease, the Company has $2.3 million in restricted cash as of December 31, 2003 that represents the collateral supporting the letter of credit. The Company is obligated to maintain the letter of credit for the term of the lease, which expires on July 31, 2011. As a result, the Company will be required to either maintain the restricted cash or provide an alternative means of collateral. In addition, in November 2003, the Company issued a letter of credit to a vendor in the amount of $4.0 million. This instrument was issued as a means of obtaining more beneficial payment terms from the vendor. In order to secure the facility, the Company was required to deposit $4.0 million in a restricted bank account and maintain such balance as long as the facility remains in place.

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

Future minimum lease payments for non-cancelable operating and capital leases having initial or remaining terms in excess of one year are as follows:

	Operating	Capital
2004	$2,816,773	$1,116,575
2005	2,520,139	665,655
2006	2,583,849	120,553
2007	2,691,552	—
2008 and thereafter	8,232,409	—

	$18,844,722	1,902,783

Less amounts representing interest		(103,331)
Present value of net minimum lease payments		$1,799,452

Minimum lease payments have not been reduced by minimum operating sublease rentals of $1,221,000 due in the future under non-cancelable subleases which primarily commenced in 2002.

Rental expense for all operating leases was approximately $3,800,000, $3,500,000 and $2,308,000 in 2003, 2002 and 2001, respectively.

14. Legal Matters

The Company is involved in certain claims and legal actions arising in the ordinary course of business. Management does not expect that the outcome of these cases will have a material effect on the Company’s financial position or results of operations.

On May 23, 2000, Connectel, LLC, filed suit against the Company in the United States District Court for the Eastern District of Pennsylvania. Connectel alleges in its complaint that the Company is infringing on the claims of a patent owned by Connectel by, acting alone or with others, assembling, offering to sell, selling or using communications networks or switching systems within the United States and for export worldwide without license from Connectel. Connectel also seeks unspecified damages. Discovery has closed and ITXC moved for summary judgment in October 2002. Thereafter, in December 2002, the case was reassigned to a newly appointed United States District judge, Hon. James Knoll Gardner. Oral argument on the motion for summary judgment and on certain other pretrial issues was heard in February 2004. The Company believes that the Connectel claims are without merit.

The Company and certain of its officers/directors were named as defendants in several purported shareholder class action lawsuits. The lawsuits allege, among other things, that, in connection with the Company’s public offerings of securities, its Prospectus did not disclose certain alleged practices involving its underwriters and their customers. These actions seek compensatory and other damages, and costs and expenses associated with the litigation. No discovery has taken place. ITXC is one of hundreds of companies named in substantially identical lawsuits. Management believes that ITXC and its officers/directors did not engage in any improper or illegal conduct. All of these cases have been consolidated for pretrial purposes before Judge Scheindlin in the Southern District of New York, who refused to dismiss the cases in an opinion issued in February 2003. All of the individual defendants who had been named as defendants in the Company’s case have now been dismissed from the proceeding without prejudice, pursuant to a stipulation with the plaintiffs. Neither the individual defendants nor the Company nor its insurers paid any consideration for these dismissals. The parties have negotiated a settlement entirely funded by the directors and officers insurance carriers, and it is anticipated that this proposed settlement will be submitted to the Court for approval in the near future. Under the terms of the proposed settlement, neither the Company nor individual defendants will have either future liability or expenses in connection with the litigation, except for a limited obligation to cooperate in discovery in the plaintiffs’ continuing cases against the underwriters.

In September 2001, the Company was served with a complaint filed in Virginia state court on behalf of Hercules Communications Company, LLC in which the plaintiff demanded damages, including punitive damages, based on the Company’s alleged refusal to carry out a purported agreement to purchase certain assets from Hercules. In June 2002 the original plaintiff voluntarily dismissed the case, and a new case was brought in the name of Hercules Satellite Communications, L.L.C. A trial commenced in August 2003. At the conclusion of the plaintiff’s case, the trial court granted the Company’s motion to strike the evidence and dismiss the case in its entirety. Judgment was entered for the defendants. Plaintiff has filed a notice of appeal. The

Company had also commenced an action in New Jersey against the principals of Hercules, alleging fraud, malicious prosecution and abuse of process. The parties have now agreed in principle to settle all of the claims of both sides, including appeal by Hercules in the Virginia action. The Company will receive a cash payment of $95,000 in connection with the settlement.

The Company has received a copy of a complaint as a class action suit in New Jersey Superior Court naming the Company and directors Tom Evslin, Edward Jordan, Frank Gill and Fred Wilson as defendants. As of the date on which this Annual Report was initially filed with the SEC, ITXC had been served but not the individual defendants in the action. Two claims are asserted against the individual defendants, one for breach of fiduciary duty and the other for breach of the duty of candor. Although the Company was identified as a defendant, no cause of action is asserted against the Company for damages. The action seeks to enjoin a stockholder meeting to approve ITXC’s proposed merger with Teleglobe International Holdings Ltd until certain alleged deficiencies in the proxy statement have been cured and seeks to permanently enjoin the consummation of the merger. ITXC had previously announced that Teleglobe Bermuda Holdings Ltd filed a registration statement on Form S-4 with the Securities and Exchange Commission in connection with the proposed merger. ITXC believes the complaint contains factual inaccuracies, is premature and is wholly without merit and intends to vigorously defend the lawsuit if served.

The Company is not a party to any other legal proceeding, the adverse outcome of which is expected to have a material adverse effect on its business, financial condition, operating results or future prospects.

15. Capital Stock

Warrants

In connection with the Series B Stock private placement completed on April 27, 1998, two officers of the Company who participated in the offering provided the Company with bridge financing of $750,000, which was converted into Series B Stock. In addition, the Company issued warrants to a current officer/director and to a former officer/current director to purchase an aggregate of 879,766 shares of Common Stock with an exercise price of $0.8525 per share. The warrants are exercisable at any time prior to April 30, 2008. The fair value of these warrants was determined to be $90,000 at the date of the grant. The Series B Stock automatically converted into Common Stock upon the completion of the initial public offering of the Company’s Common Stock discussed in Note 1.

Registration Rights

Certain of the common stockholders have registration rights under an agreement which, as amended on February 24, 1999, provides for the registration of Common Stock held by such stockholders, on or after one year from the completion of the initial public offering of the Company’s Common Stock. Certain of those shareholders have waived their rights under that agreement to induce Teleglobe International Holdings Ltd to enter into the merger agreement with the Company.

Common Shares Reserved

As of December 31, 2003, the Company had reserved shares of Common Stock for issuance as follows:

Number of Shares
Exercise of common stock options	11,030,328
Exercise of common stock warrants	879,766
Employee stock purchase plan	1,582,921

Stock Option Plan

On February 17, 1998, the Company adopted the 1998 Stock Incentive Plan (the “Plan”). The Plan, as amended, provides for the granting of awards to purchase up to 7,700,000 shares of Common Stock, subject to annual increases in the number of shares covered by the Plan. During 2003, 2002 and 2001 the annual increase in the number of shares covered by the Plan were 1,283,083, 1,371,783 and 1,351,414, respectively. The Plan provides for award grants in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance units and performance shares.

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

	2003		2002		2001
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Options outstanding, beginning of year	6,299,983	$4.94	6,502,364	$5.22	6,325,095	$11.12
Options granted	1,503,700	2.42	908,250	4.81	3,600,930	7.01
Options exercised	(368,463)	0.53	(191,359)	(1.72)	(516,131)	(1.05)
Options cancelled	(753,953)	5.13	(919,272)	(7.45)	(2,907,530)	(21.05)

Options outstanding, end of year	6,681,267	$4.59	6,299,983	$4.94	6,502,364	$5.22

The weighted-average fair value of options granted in 2003, 2002 and 2001 was $2.05, $3.77 and $5.84, respectively. The fair value for these options was estimated using the Black-Scholes model with the following weighted average assumptions:

	Stock Options Year ended December 31,
	2003	2002	2001
Expected life (in years)	4	5	4
Risk-free interest rate	2.79%	2.75%	4.5%
Volatility	120%	120%	134%
Dividend yield	0%	0%	0%

The following table summarizes information about fixed price stock options outstanding at December 31, 2003:

		Outstanding		Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2003	Weighted- Average Exercise Price
$ 0.00—$ 5.00	3,832,475	5.6	$2.16	2,223,970	$1.82
5.01— 10.00	2,594,994	7.2	6.89	1,440,164	6.98
10.01— 15.00	112,248	6.3	12.24	95,028	12.24
15.01— 25.00	118,200	6.4	18.27	88,899	18.27
25.01— 119.75	23,350	5.7	42.76	20,415	43.81

$ 0.00—$ 119.75	6,681,267	6.2	$4.59	3,868,476	$4.60

During 1998 and 1999, prior to the IPO, the Company granted options to employees to purchase an aggregate of 1,517,910 and 3,319,750 shares, respectively, of Common Stock at exercise prices ranging from $0.30 to $4.00. The exercise price of each of these option grants was below the fair value of the Company’s Common Stock at the respective dates of grant, resulting in aggregate non-cash compensation of approximately $760,000 and $12.4 million in 1998 and 1999, respectively. Additionally, the 575,045 options that the Company issued in exchange for the eFusion options outstanding at the time of the eFusion merger generated aggregate non-cash compensation of approximately $733,000. All non-cash compensation was amortized to expense over the option vesting periods, generally three years.

Treasury Stock

During the fourth quarter of 2002, the Company repurchased 3,883,700 shares of its stock, valued at $9,813,811, as part of a buy-back authorized by the Board of Directors in October 2002. Included in this total was the negotiated direct purchase of 3,783,000 shares from VocalTec Communications Inc. at $2.53 per share, pursuant to a purchase agreement. Pursuant to the merger agreement with Teleglobe, the Company no longer has any outstanding buyback authorization. The Company did not purchase any shares in 2003 under its prior buyback authorizations.

16. Stock Purchase Plan

During 1999, the Company’s Board of Directors adopted the ITXC Corp. Employee Stock Purchase Plan (the “Purchase Plan”), intended to qualify under Section 423 of the Internal Revenue Code. The Purchase Plan enables eligible employees to purchase shares of the Company’s Common Stock through payroll deductions, ranging from 1% to 10% of gross pay. The purchase price for Common Stock purchased under the Purchase Plan is 85% of the lesser of the fair market value of the shares on the first or last day of the offering period. The first offering period commenced on October 1, 1999. The Company initially reserved 500,000 shares of Common Stock for issuance under the Plan, subject to annual increases in the number of shares covered by the Purchase Plan. An additional 427,694 and 457,261 shares were reserved in 2003 and 2002, respectively, under the provisions of the Plan. 160,268 and 223,440 shares were purchased under the Plan in 2003 and 2002, respectively.

17. Geographic Data

During 2003, 2002 and 2001, the Company generated approximately 38%, 24% and 28%, respectively, of its revenue from customers domiciled in countries other than the United States, primarily in the United Kingdom and Asia. During 2003 and 2002, the United Kingdom accounted for approximately 13.0% and 14.0%, respectively, of total revenue.

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

19. Employee Benefit Plan

The Company maintains a defined contribution plan that is qualified under Section 401(k) of the Internal Revenue Code, which covers all eligible employees. Eligible employees can contribute up to 15% of their compensation not to exceed Internal Revenue Code limits. The Plan provides for matching contributions to eligible participants in an amount equal to 40% of their contribution, up to 6% of compensation. Company contributions for the years ended December 31, 2003, 2002 and 2001 were approximately $292,000, $263,000 and $342,000, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

a) Disclosure Controls and Procedures. The Company has established and maintains disclosure controls and procedures which are designed to provide reasonable assurance that material information relating to us, including our consolidated subsidiaries, is made known to senior managers responsible for disclosure by others within those entities, particularly during the period in which this quarterly report is being prepared. We have established a Disclosure Committee which is made up of several key management employees and reports directly to the Chief Executive Officer and Chief Financial Officer, to monitor and evaluate these disclosure controls and procedures. The Audit Committee of the Board also has reviewed the report of the Disclosure Committee. As of the end of the Company’s most recently completed fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) covered by this report, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company has established a reporting procedure under which any employee can report concerns about questionable accounting, auditing or disclosure matters or other employee misconduct or illegality, and can make such report anonymously if the employee prefers. Reports automatically go to the General Counsel and the Chairman of the Audit Committee, unless the employee requests that the report not go to the General Counsel, in which case they are sent to outside counsel and the Chairman of the Audit Committee only.

b) Changes in internal controls over financial reporting. There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2004 annual meeting of stockholders that is responsive to the information required with respect to this Item.

The registrant has implemented a code of ethics applicable to its directors, executive officers and other senior financial personnel, a copy of which is set forth as Exhibit 14.1 to this Annual Report.

Item 11. Executive Compensation

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2004 annual meeting of stockholders that is responsive to the information required with respect to this Item.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2004 annual meeting of stockholders that is responsive to the information required with respect to this Item.

Item 13. Certain Relationships and Related Transactions

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2004 annual meeting of stockholders that is responsive to the information required with respect to this Item.

Item 14. Principal Accounting Fees and Services

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2004 annual meeting of stockholders that is responsive to the information required with respect to this Item.

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

4.2

Shareholder Protection Rights Plan, dated as of April 10, 2003, between ITXC Corp. and American Stock & Transfer Company, as Rights Agent, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 14, 2003

10.1

Agreement and Plan of Merger among Teleglobe International Holders Ltd, a subsidiary of that entity and the registrant, dated as of November 4, 2004, is incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 4, 2003

10.3	1998 Stock Incentive Plan, as amended (6)

10.5	Employee Stock Purchase Plan (7)

10.6	Joint Venture and Quotaholders Agreement, dated as of July 19, 1998, by and between TeleNova Comunicacoes Ltda and ITXC Corp. (6)

10.7	First Amendment to Joint Venture and Quotaholders’ Agreement, dated August 18, 1998, by and between TeleNova Comunicacoes Ltda and ITXC Corp. (6)

10.8	Memorandum and Amendment to Joint Venture and Quotaholders’ Agreement, dated as of May 31, 1999, by and among ITXC Corp., TeleNova Comunicacoes Ltda and Telesisa Sistemas emTelecomunicacoes S.A. (6)

10.9	Lease Agreement, dated February 2, 1998 by and between the Registrant and Peregrine Investment Partners—I (6)

10.10	First Amendment to Lease dated April 16, 1999, by and between the Registrant and Peregrine Investment Partners—I (6)

10.11	Intentionally omitted

10.12	Second Amendment to Lease, dated December 6, 1999, by and between the Registrant and Peregrine Investment Partners—I (5)

10.13	Intentionally omitted

10.14	Joint Venture Exit Agreement by and among the Registrant, TeleNova Comunicacoes Ltda, TeleNova Overseas, Ltd., Telesisa Sistemas em Telecomunicacoes S.A., and ITXC Comunicacoes Ltda, dated February 7, 2000 (5)

10.15	Intentionally omitted

10.16	Intentionally omitted

10.17	Amended and Restated Employment Agreement between the Company and Tom Evslin (10)

10.18	Amendment to Employment Agreement between the Company and Tom Evslin (11)

10.19	Sublease Agreement, dated January 15, 2002, between ITXC and Deloitte & Touche USA LLP (12)

10.20	Purchase and Sale Agreement, dated October 20, 2001, between ITXC and eStara, Inc. (12)

10.21	Form of Executive Employment Agreement executed by the Company with each of Edward B. Jordan, Theodore M. Weitz, John E. Landau and Eric Weiss (13)

10.22	Executive Employment Agreement by and between the Company and Steven J. Ott (14)

10.23	Amendment to Mr. Jordan’s Executive Employment Agreement

10.24	Employment Agreement with Anthony Servidio

14.1	Code of Ethics

21.1	Subsidiaries of the Registrant (5)

23.1	Consent of Ernst & Young LLP

24.1	Powers of Attorney

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors

(1)	Intentionally omitted.

(2)	Incorporated by reference to Exhibit 4.1 of the registrant’s Registration Statement on Form S-8 (No. 333-47902).

(3)	Incorporated by reference to Exhibit 3.2 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(4)	Incorporated by reference to Exhibit 4.2 of the registrant’s Registration Statement on Form S-1 (No. 333-80411).

(5)	Incorporated by reference to the similarly numbered Exhibit of the registrant’s Registration Statement on Form S-1 (No. 333-96343).

(6)	Incorporated by reference to the similarly numbered Exhibit of the registrant’s Registration Statement on Form S-1 (No. 333-80411).

(7)	Incorporated by reference to the similarly numbered Exhibit of the registrant’s Form 10-Q for the quarter ended September 30, 1999.

(8)	Intentionally omitted.

(9)	Intentionally omitted.

(10)	Incorporated by reference to Exhibit 10.2 of the registrant’s Form 10-Q for the quarter ended June 30, 2001.

(11)	Incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K filed on November 1, 2001.

(12)	Incorporated by reference to the similarly numbered Exhibit of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(13)	Incorporated by reference to Exhibit 10.1 of the registrant’s Form 10-Q for the quarter ended June 30, 2003.

(14)	Incorporated by reference to Exhibit 10.2 of the registrant’s Form 10-Q for the quarter ended June 30, 2003.

The registrant filed or submitted five current Reports on Form 8-K during the quarter ended December 31, 2003. Information regarding the items reported on is as follows:

Date	Matter Reported On
November 4, 2003	Definitive agreement and plan of merger providing for the acquisition of the Company by Teleglobe (disclosure under items 5 and 7).
November 4, 2003	Disseminated press releases dated November 4, 2003 (disclosure under items 5, 7 and 12).
December 5, 2003	The Company’s CEO testified as a Federal Communications Commission hearing held on December 1, 2003 (disclosure under item 9).
December 10, 2003	Disseminated a press release dated December 8, 2003 (disclosure under items 5 and 7).
December 17, 2003	Disseminated a press release dated December 16, 2003 (disclosure under item 9).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of March, 2004.

ITXC CORP.

By:	/s/ ANTHONY SERVIDIO
Anthony Servidio,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of March, 2004.

Name	Title

/s/ TOM I. EVSLIN* Tom I. Evslin	Chairman, President and Chief Executive Officer

/s/ EDWARD B. JORDAN Edward B. Jordan	Director

/s/ FRANK GILL* Frank Gill*	Director

/s/ LEO J. CYR* Leo Cyr*	Director

/s/ FREDERICK R. WILSON* Frederick R. Wilson*	Director

/s/ ANTHONY SERVIDIO Anthony Servidio	Chief Financial and Accounting Officer

*By:	/s/ ANTHONY SERVIDIO
Attorney-in-Fact

EXHIBIT INDEX

3.1	Third Restated Certificate of Incorporation, as amended (2)

3.2	By-laws, as amended (3)

4.1	Form of certificate representing shares of common stock (4)

4.2

Shareholder Protection Rights Plan, dated as of April 10, 2003, between ITXC Corp. and American Stock & Transfer Company, as Rights Agent, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 14, 2003

10.1

Agreement and Plan of Merger among Teleglobe International Holdings Ltd, a subsidiary of that entity and the registrant, dated as of November 4, 2004, is incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 4, 2003

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

10.15	Intentionally omitted

10.16	Intentionally omitted

10.17	Amended and Restated Employment Agreement between the Company and Tom Evslin (10)

10.18	Amendment to Employment Agreement between the Company and Tom Evslin (11)

10.19	Sublease Agreement dated January 15, 2002, between ITXC and Deloitte & Touche USA LLP (12)

10.20	Purchase and Sale Agreement, dated October 10, 2001, between ITXC and Estara, Inc. (12)

10.21	Form of Executive Employment Agreement executed by the Company with each of Edward B. Jordan, Theodore M. Weitz, John E. Landau and Eric Weiss (13)

10.22	Executive Employment Agreement by and between the Company and Steven J. Ott (14)

10.23	Amendment to Mr. Jordan’s Executive Employment Agreement

10.24	Employment Agreement with Anthony Servidio

14.1	Code of Ethics

21.1	Subsidiaries of the Registrant (5)

23.1	Consent of Ernst & Young LLP

24.1	Powers of Attorney

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.1	Risk Factors

(1)	Intentionally omitted.
(2)	Incorporated by reference to Exhibit 4.1 of the registrant’s Registration Statement on Form S-8 (No. 333-47902).
(3)	Incorporated by reference to Exhibit 3.2 of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.
(4)	Incorporated by reference to Exhibit 4.2 of the registrant’s Registration Statement on Form S-1 (No. 333-80411).
(5)	Incorporated by reference to the similarly numbered Exhibit of the registrant’s Registration Statement on Form S-1 (No. 333-96343).
(6)	Incorporated by reference to the similarly numbered Exhibit of the registrant’s Registration Statement on Form S-1 (No. 333-80411).
(7)	Incorporated by reference to the similarly numbered Exhibit of the registrant’s Form 10-Q for the quarter ended September 30, 1999.
(8)	Intentionally omitted.
(9)	Intentionally omitted.
(10)	Incorporated by reference to Exhibit 10.2 of the registrant’s Form 10-Q for the quarter ended June 30, 2001.
(11)	Incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K filed on November 1, 2001.
(12)	Incorporated by reference to the similarly numbered Exhibit of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(13)	Incorporated by reference to Exhibit 10.1 of the registrant’s Form 10-Q for the quarter ended June 30, 2003.
(14)	Incorporated by reference to Exhibit 10.2 of the registrant’s Form 10-Q for the quarter ended June 30, 2003.