Form 10-K/A
period 2003-12-31
ITXC CORP
filed 2004-04-27
CIK 1061895

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents incorporated by reference: None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K (the “Annual Report”) of ITXC Corp. (the “Company” or “ITXC”) filed on March 15, 2004 with the Securities & Exchange Commission (the “SEC”) is filed solely for the purposes of (1) including information that was to be incorporated by reference from the Registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934 and (2) correcting an error in one sentence of “Management’s Discussion and Analysis of Results of Operations and Financial Condition” contained in Item 7 of the Annual Report. The error is contained on page 23 of the Annual Report in the Section labeled “Additional Metrics Tracked By Management” and changes the sentence reading “Our average ‘buy-sell margin’ per minute in 2003 and 2002 was 8.29 cents and 8.6 cents, respectively,” to read “Our average ‘buy-sell margin’ per minute in 2003 and 2002 was $0.0099 (.99 cents) and $0.0134 (1.34 cents), respectively.” The Company will not file its proxy statement within 120 days of its fiscal year ended December 31, 2003 and is therefore amending and restating in their entirety Item 10,11,12,13 and 14 of Part III of the Annual Report. In addition, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, we are including with this Amendment No. 1 certain currently dated certifications. Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the March 15 2004 filing of our Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

Part I

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

Additional Metrics Tracked by Management

Our profitability for terminating calls over ITXC.net is a function of our ability to maximize our “buy-sell” margin, i.e. the difference between what we pay on a per minute basis to receive termination service from our suppliers and what we are able to charge our customers. For 2003 and 2002, our “buy-sell margin” was $40.6 million and $41.7 million, respectively. Our average “buy-sell margin” per minute in 2003 and 2002 was $0.0099 (.99 cents) and $0.0134 (1.34 cents), respectively. Total minutes for 2003 and 2002 were 4.1 billion and 3.1 billion, respectively. The sum of the cost component of the buy-sell margin, IP connectivity costs, PSTN connectivity costs and collocation costs comprise the line item reported as Data Communications and Telecommunications Expense in our consolidated statements of operations.

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

Network Operations Expenses.    Network operations expenses increased to $9.3 million during the year ended December 31, 2003 from $8.2 million during the year ended December 31, 2002 and from $8.8 million during the year ended December 31, 2001. Such expenses primarily reflected the cost of operating our 24-hours-a-day, 7 days-a-week network operations center, as well as start-

up costs associated with the New Jersey, California, England, Germany and Hong Kong hubs. In the first quarter of 2003 we announced a new network hub in Germany and in the fourth quarter of 2003 we announced a new network hub in Hong Kong. In general, network operations expenses are not proportional to the volume of our traffic; regardless of our volume, we are required to pay the salaries and related costs associated with operating our network operations center in Princeton. We closed our New York hub and consolidated its operations with our New Jersey hub in 2001. We anticipate that we will be able to continue to leverage network operations expenses over a larger revenue base in future periods. Such expectation represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ from such expectation as a result of a number of factors, including the extent to which we incur unanticipated expenses associated with the expansion of our hubs and the growth of our network.

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

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2 – 3 years	4 – 5 years	After 5 years
Capital Lease Obligations	$1,902,783	$1,116,575	$786,208	$—	$—
Operating Leases	18,844,722	2,816,773	5,103,988	5,065,332	5,858,629

Total Contractual Cash Obligations	$20,747,505	$3,933,348	$5,890,196	$5,065,332	$5,858,629

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1 – 3 years	4 – 5 years	Over 5 years
Standby Letters of Credit	$6,133,923	$4,050,000	$—	$—	$2,083,923

Total Commercial Commitments	$6,133,923	$4,050,000	$—	$—	$2,083,923

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

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

See Item 4A of the Annual Report for information regarding ITXC’s executive officers.

Board of Directors

ITXC’s Board of Directors is divided into three classes, with each class serving staggered terms of three years, so that only one class is elected in any one year. At present there are five directors on the Board. ITXC has not scheduled a date for its annual meeting of stockholders, given the pending nature of the proposed merger (the “Merger”) of ITXC with a wholly-owned subsidiary of Teleglobe International Holdings Ltd (formerly Teleglobe Bermuda Holdings Ltd).

We have set forth below a description of the current and past five years’ business experience, certain directorships and age of each member of ITXC’s Board of Directors. The following information is given as of January 31, 2004.

Directors Serving Until the 2004 Annual Meeting (if conducted)

Frank Gill: Mr. Gill is a 23-year veteran of Intel Corporation where he held a variety of positions in sales and marketing, product development, and manufacturing operations. Mr. Gill served as Executive Vice President of Intel Corporation from 1995 through his retirement in June 1998, and as Senior Vice President from 1988 through

1995. In addition to serving as a director of ITXC, Mr. Gill currently serves on the boards of directors of Tektronix Inc., Logitech International S.A. and Pixelworks, Inc. Director since 2000. Age: 60.

Leo J. Cyr: Leo J. Cyr is President and Chief Operating Officer and a director of Network Telephone Corp., a CLEC delivering local and long distance telephone, high speed Internet access, Web hosting and Web site design tools to businesses in the Southeastern U.S. Mr. Cyr joined Network Telephone in October 2003, and has more than 25 years of experience in telecommunications operations and management. Previously, Mr. Cyr served from January 2001 to October 2003 as President and Chief Operating Officer for Clearwire Technologies, a start-up broadband wireless operator utilizing the MMDS/ITFS spectrum. Prior to this, Mr. Cyr served from October 1999 to December 2000 as President, Chief Operating Officer and member of the board of directors of CapRock Communications, a regional telecommunications provider in the Southwest U.S., which was sold to McLeod Communications. Director since August 2003. Age:48

Director Serving Until 2005

Edward B. Jordan: Mr. Jordan, a co-founder of the Company, is currently the chief financial officer of Flarion Technologies, Inc., a developer of air link technology enabling broadband communications in a cellular environment. He joined Flarion in early January 2004, after stepping down from his positions with ITXC. He served as an Executive Vice President of ITXC from February 1999 until December 31, 2003, and served as the Company’s Chief Financial Officer, Secretary and Treasurer from September 1997 until December 31, 2003. From September 1997 until February 1999, Mr. Jordan was the Company’s Vice President, Administration. For ten years prior to joining the Company, he was employed by Dialogic Corporation, a manufacturer of computer telephony products, serving first as Controller and then as Chief Financial Officer, Treasurer and Vice President. Prior to joining Dialogic, Mr. Jordan served in the Audit Department of Deloitte & Touche from 1982 to 1986. He is a certified public accountant. Director since 1998. Age: 43.

Directors Serving Until 2006

Tom I. Evslin: Mr. Evslin, a co-founder of the Company, has been Chairman of the Board, Chief Executive Officer, and President of ITXC since ITXC’s inception in July 1997. From December 1994 until July 1997, he was employed by AT&T, where he designed its Internet strategy and launched and ran its Internet service provider, AT&T WorldNet Service. From December 1991 until December 1994, Mr. Evslin worked for Microsoft, where he last served as General Manager, Server Applications Division from May 1993. From 1969 to 1991, he was Chairman and Chief Executive Officer of Solutions, Inc., a communications software development company. He is the Chairman of the Policy Committee and a member of the board of the Voice On The Net Coalition. Director since 1997. Age: 60.

Mr. Evslin previously announced plans to retire as Chief Executive Officer and President of the Company as soon as the Company selects a successor. If the Merger were not consummated for any reason, it is anticipated that the Company would appoint a successor and that Mr. Evslin would serve as a non-executive Chairman of the Board.

Frederick R. Wilson: Mr. Wilson is the founder and managing partner of Union Square Ventures, a venture capital firm which primarily invests in technology-oriented companies. Mr. Wilson is also the Managing Partner of Flatiron Partners, which he founded in 1996. For ten years prior to August 1996, he worked for Euclid Partners, an early-stage venture capital firm. Mr. Wilson currently serves on the boards of directors of a number of privately held companies. Director since 1998. Age: 42.

The Company’s Board of Directors has three standing committees: an Audit Committee, a Compensation Committee, and a CEO Committee. During 2003, the Board of Directors held 24 meetings, the Audit Committee held five meetings and the Compensation Committee held four meetings. As Mr. Evslin is the sole member of the CEO Committee, that entity does not conduct formal meetings. During 2003, no director other than Liam Strong attended less than 75 percent of the aggregate number of meetings of the Board of Directors and committees of the Board of which he was a member.

Liam Strong has been affiliated with Teleglobe or its majority shareholder since 2002 and will be the president and chief executive officer of the combined company upon the consummation of the Merger. From May 9, 2002 until his resignation in May 2003 upon his appointment as an executive of Teleglobe, Mr. Strong was a member of ITXC’s board of directors. Immediately after April 10, 2003, the date on which IDT Corporation issued a press release announcing its plan to make an unsolicited offer for ITXC, Mr. Strong recused himself from all ITXC board meetings or discussions relating to that offer, any other offer or strategic alternatives or any potential transactions with any party, and was not provided information or material on those matters. Mr. Strong recused himself from consideration of all potential transactions to avoid any appearance that he was voting upon matters in which he may have had a conflict of interest and to assure that Teleglobe did not obtain any unfair advantage by being aware of terms proposed by competing bidders. The determination to recuse himself from such matters caused Mr. Strong to attend less than 75 percent of the aggregate number of meetings of the Board of Directors and committees of the Board of which he was a member.

The Audit Committee, established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, consists of Messrs. Wilson, Gill and Cyr, with Mr. Wilson serving as Chairman. The Audit Committee selects the firm to be appointed as independent accountants to audit ITXC’s financial statements and to perform services related to the audit; reviews the scope and results of the audit with the independent accountants; reviews the Company’s year-end and quarterly operating results with management and the independent auditors; considers the adequacy of ITXC’s internal accounting and control procedures; reviews the non-audit services to be performed by the independent accountants, if any; and evaluates the accountants’ independence. ITXC’s Board of Directors has determined that Frederick R. Wilson constitutes an “audit committee financial expert”, as such term is defined by the SEC. Mr. Wilson has also been determined to be “independent” within the meaning of SEC and Nasdaq regulations.

The Compensation Committee consists of Messrs. Gill, Cyr and Wilson, with Mr. Gill serving as Chairman. The Compensation Committee reviews, recommends and approves compensation arrangements for executive officers and other senior level employees, and administers certain benefit and compensation plans and arrangements.

The CEO Committee, composed solely of Mr. Evslin, grants stock options and determines the basic terms of option grants to certain employees under ITXC’s stock incentive plan in accordance with the terms set for that plan by the Compensation Committee. The stock incentive plan grants the CEO Committee this authority with respect to persons other than directors, specified executive officers, consultants and other individuals identified by the Compensation Committee.

The Board has no nominating committee; the functions of a nominating committee are performed by the entire Board. No procedures have been developed with respect to obtaining nominations from stockholders.

There are no relationships by blood, marriage, or adoption, not more remote than first cousin, between any director or executive officer of the Company and any other director or executive officer of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of the Company’s common stock, to file reports of ownership and changes in ownership of such securities with the SEC and NASDAQ. Such persons are required by applicable regulations to provide the Company with copies of all Section 16(a) forms that they file. Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons that no forms were required, the Company believes that all filing requirements applicable to its officers, directors and known ten percent stockholders were complied with during 2003.

Code of Ethics

ITXC has implemented a code of ethics applicable to its directors, executive officers and other senior financial personnel, a copy of which is set forth as Exhibit 14.1 to the Annual Report.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth the total cash and non-cash compensation that ITXC paid or accrued during the years ended December 31, 2003, 2002 and 2001 with respect to its Chief Executive Officer and the individuals who, during 2003, were the four other most highly compensated executive officers of the Company (the “named executive officers”). The principal components of these individuals’ current cash compensation are the annual base salary and bonus included in the Summary Compensation Table. The Company has also described below other compensation these individuals received under employment agreements and ITXC’s stock incentive plan.

Summary Compensation Table

Long Term Compensation
	Annual Compensation				Number of Securities Underlying Options/SARs (#)(1)
Name and Principal Position	Year	Salary ($)	Bonus ($)
Tom I. Evslin Chairman of the Board, President and Chief Executive Officer	2003 2002 2001	$300,000 301,154 295,725	$135,000(2 185,250(2 280,125(2	) ) )	— — 500,000

Edward B. Jordan Executive Vice President and Chief Financial Officer	2003 2002 2001	196,923 186,539 195,385	89,243(2 122,489(2 179,650(2	) ) )	100,000 — 150,000

Steven J. Ott Executive Vice President of Global Sales	2003 2002 2001	125,000 125,000 124,519	183,757(3 173,086(3 210,160(3	) ) )	100,000 — 125,000

Theodore M. Weitz Vice President, General Counsel and Secretary	2003 2002 2001	180,000 176,923 70,673	97,031(2 84,094(2 38,719(2	) ) )(4)	50,000 — 85,000

John Landau Executive Vice President, Product Management	2003 2002	200,000 103,846	74,250(2 38,313(2	) )(4)	— 300,000

(1)	Includes shares covered by options granted in 2001 to replace canceled options pursuant to ITXC’s Option Cancellation Program, as follows: Mr. Evslin: 0 shares; Mr. Jordan: 50,000 shares; Mr. Ott: 0 shares; and Mr. Weitz 0 shares.
(2)	Bonuses for 2003 include some bonuses that were earned in 2003 but were not paid until 2004. Bonuses for 2002 include some bonuses that were earned in 2002 but were not paid until 2003. Bonuses for 2001 include some bonuses that were earned in 2001 but were not paid until 2002.
(3)	Consists of commissions earned by Mr. Ott.
(4)	Mr. Weitz joined ITXC in July 2001 and Mr. Landau joined ITXC in June 2002.

Stock Option Information

The following table presents certain information regarding stock options granted to the named executive officers during 2003 under the Company’s stock incentive plan.

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
Name	Number of Securities Underlying Options Granted (#)	Percentage of Total Options Granted to Employees	Exercise Price ($)	Expiration Date
					5% ($)	10% ($)
T. Evslin	—	—	—	—	—	—
E. Jordan	100,000	8.23	2.55	1/8/2013	60,650	305,450
S. Ott	100,000	8.23	2.55	1/8/2013	60,650	305,450
T. Weitz	50,000	4.12	2.55	1/8/2013	30,325	102,725
J. Landau	—	—	—	—	—	—

(1)	Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent ITXC’s estimate or projection of ITXC’s future common stock prices. These amounts represent assumed rates of appreciation in the value of ITXC’s common stock from the fair market value on the date of grant. Actual gains, if any, on stock option exercises are dependent on the future performance of ITXC’s common stock. The amounts reflected in the table may not necessarily be achieved.

The following table presents information regarding the number of stock options held by the named executive officers at December 31, 2003 and the value of in-the-money stock options held by such persons at December 31, 2003. The calculation of the value of unexercised options is based upon a market price of $4.31 per share, representing the closing sale price of one share of the Company’s common stock on December 31, 2003. None of the named executive officers exercised any stock options during 2003.

	Number of Shares Underlying Unexercised		Value of Unexercised In-the-Money
	Options at Fiscal Year-end (#)		Options at Fiscal Year-end ($)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Tom I. Evslin	250,000	250,000	—	—
Edward B. Jordan	900,000	150,000	$3,448,000	$431,000
Steven J. Ott	341,332	172,500	1,072,465	431,000
John Landau	75,000	225,000	—	—
Theodore M. Weitz	42,500	92,500	—	215,500

Employment Agreements

ITXC has entered into employment agreements with certain of its current executive officers—Eric Weiss, Theodore Weitz, Steve Ott and John Landau—which will extend for a term ending one year after the effective date of a change in control event, assuming that the change in control event occurs prior to July 1, 2004. Consummation of the proposed Merger would constitute such a change in control event. The agreements assure each such executive of severance if after, or in anticipation of, the consummation of a change in control event, any of the following were to occur:

•	the executive’s employment is terminated without cause;

•	the executive is demoted or there is a material diminution in the executive’s responsibilities or authority;

•	the executive is required to relocate more than 50 miles from his current place of employment;

•	the executive’s base compensation or total target compensation is reduced; or

•	there is a material breach by ITXC of the executive’s employment agreement.

For the executive officers other than Mr. Ott, the severance benefit will consist primarily of payment of the executive’s salary through the remainder of the term, subject to offset in certain circumstances, and payment of certain guaranteed bonuses for up to two fiscal quarters. Since Mr. Ott is compensated in part on a commission basis due to his role in sales, Mr. Ott’s severance is expressed in part in terms of guaranteed sales incentive payments. Under ITXC’s Stock Incentive Plan, these executives’ stock options will vest upon an involuntary termination of employment, other than for cause, within 12 months following consummation of the merger and will remain exercisable for a period of one year after such termination. The employment agreements provide that if the merger is consummated prior to July 1, 2004, these executives’ options will remain exercisable after such involuntary termination until the second anniversary of the effective time of the merger.

ITXC also entered into an employment agreement with Edward Jordan, its former chief financial officer, who resigned on January 1, 2004 but who has remained on the ITXC Board. While Mr. Jordan will no longer be entitled to receive any severance payments pursuant to his employment agreement, that agreement provides that his stock options became fully exercisable concurrent with his resignation. Such options will remain exercisable until July 1, 2005, provided that, if the Merger occurs prior to July 1, 2004, Mr. Jordan’s options will remain exercisable until the second anniversary of the effective time of the merger.

Anthony Servidio replaced Edward Jordan as ITXC’s CFO. If the Merger is consummated, Mr. Servidio will not be the CFO of the combined company, but expects to remain in a transition role for approximately nine months after the closing. If Mr. Servidio remains with the combined company for such nine month period or his employment is terminated without cause during that period, he will receive severance plus a bonus of up to 50% of his base pay after January 1, 2004. If the Merger is not consummated and Mr. Servidio remains employed by ITXC until July, 2005 or is terminated without cause prior to that date, he will be entitled to the bonus but not the severance.

Compensation Committee Interlocks and Insider Participation

During 2003, Messrs. Gill, Strong, Cyr and Wilson participated on the Company’s Compensation Committee. None of the members of ITXC’s Compensation Committee served as an officer or employee of ITXC or any of its subsidiaries during 2003. Mr. Strong was a consultant to Cerberus Partners LP, the principal shareholder of Teleglobe, beginning in June 2002 and an employee of a Cerberus affiliate beginning in February 2003. He will be the president and chief executive officer of the combined company upon the consummation of the Merger.

1998 Incentive Stock Option Plan

Under the Company’s stock incentive plan, incentive stock options and non-qualified stock options to purchase shares of Common Stock may be granted to directors, officers, employees and consultants. Under the plan, the Company may also issue stock appreciation rights, either alone or in connection with options, restricted stock awards and performance awards. As of December 31, 2003, the Company had not issued any such stock appreciation rights, restricted stock awards or performance awards.

On January 1 of each year, the number of shares of Common Stock available for issuance under the plan increases by the least of:

•	2,000,000 shares;

•	3% of the outstanding shares; or

•	a number of shares determined by the Board of Directors.

The plan provides that in the event of a change in control, all options outstanding on that date will be immediately and fully exercisable upon termination of an option holder’s employment or service for certain specified reasons within twelve months following the change in control. In addition, under certain circumstances, upon such specified termination, an option holder may be permitted to exchange any unexercised options for a cash payment.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan intended to meet the qualifications for such a plan under applicable federal income tax laws. The plan is administered by the Compensation Committee. The number of shares available for purchase under the plan increases on January 1 of each year in an amount equal to the least of:

•	600,000 shares of common stock;

•	1% of the common stock outstanding on January 1; or

•	a number of shares of common stock specified by the Board of Directors.

During periods when employees are permitted to make purchases, the purchase price of the shares of common stock will be equal to 85% of the lesser of:

•	the fair market value of the common stock on the employee’s entry date into the applicable offering period; or

•	the fair market value of the common stock on the date of purchase.

However, the purchase price for any employee whose entry date is other than the start date of an offering period shall not be less than 85% of the fair market value of the common stock on the start date of that offering period.

In the event of a change in control, each outstanding purchase right shall automatically be exercised. ITXC will use its best efforts to provide written notice in advance of the occurrence of any of these transactions. Upon receipt of such notice, employees may terminate their outstanding purchase rights.

Cash Incentive Plan

The Company maintains a cash incentive plan to encourage and reward its employees for their contributions to ITXC’s performance. All employees, except salespeople, are eligible to participate in this plan. Employees who are eligible receive bonuses calculated according to a formula which takes into account individual performance and Company performance.

Compensation of Directors

Commencing April 1, 2003, all non-employee directors received a retainer of $5,000 per quarter, meeting fees of $1,500 per meeting and an initial option grant covering 50,000 shares of ITXC’s Common Stock. Effective January 1, 2003, Mr. Wilson began to be compensated as a non-employee director. As part of the transition in compensation, Mr. Wilson received a fee of $3,750 for the first three months of 2003 and an option grant covering 50,000 shares and Messrs. Gill and Strong received option grants covering 20,000 shares as of March 31, 2003, so that each of their option grants would also be at the 50,000 share level. Upon joining the Board of Directors on August 5, 2003, Mr. Cyr received a fee of $3,333.33 for the months of August and September of 2003 and an option grant covering 50,000 shares.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to an Agreement and Plan of Merger, dated as of November 4, 2003, by and among Teleglobe Bermuda Holdings Ltd (formerly Teleglobe International Holdings Ltd and referred to in this Item 12 as “Teleglobe”), VEX Merger Subsidiary Corp., a Delaware corporation and a direct or indirect wholly-owned subsidiary of Teleglobe (the “Merger Sub”), and the Company (the “Merger Agreement”), Teleglobe, the Company and certain stockholders of the Company (collectively, the “Stockholders”) entered into a voting agreement, dated as of November 4, 2003 (the “Voting Agreement”). As a result of the terms of the Merger Agreement and the Voting Agreement and as reported by Teleglobe in a filing on Schedule 13D made by Teleglobe on November 14, 2003 with the SEC, Teleglobe may be deemed to be the beneficial owner of 10,884,912 shares of ITXC’s common stock, representing at the time of its filing approximately 23% of ITXC’s outstanding common stock. Upon consummation of the Merger described in the Merger Agreement, a change of control of ITXC will occur, as ITXC will become a wholly-owned subsidiary of an affiliate of Teleglobe. At that time, stockholders of ITXC immediately prior to the effective time of the Merger will own approximately 27.75% of the outstanding common stock of the combined company excluding outstanding options and warrants, and approximately 31.2% of the combined company on a fully diluted basis.

Pursuant to the Voting Agreement, among other things, Teleglobe, the Company and the Stockholders agreed to terms pursuant to which each Stockholder shall vote or consent (or cause to be voted or consented) all of the shares subject to the Voting Agreement (a) in favor of the adoption of the Merger Agreement and the approval of other actions contemplated by the Merger Agreement and the Voting Agreement and any

actions required in furtherance thereof, and (b) in opposition of any action or agreement that would result in a breach in any respect of any covenant, representation or warranty or any other obligation or agreement of the Company under the Merger Agreement or the Voting Agreement, and any action which, in Teleglobe’s reasonable judgment, is intended to or could reasonably be expected to impede, interfere with, delay, postpone or materially adversely affect the Merger or the transactions contemplated by the Voting Agreement and the Merger Agreement.

The following table sets forth the beneficial ownership of shares of ITXC’s common stock as of March 31, 2004 by each stockholder of the Company known to beneficially own more than five percent of ITXC’s common stock (excluding Teleglobe), by the directors of the Company, by the executive officers named in the Summary Compensation Table above and by all directors and executive officers of the Company as a group. Information in this table was furnished to the Company by the respective directors and executive officers.

Name	Shares Beneficially Owned		Percentage
Executive Officers and Directors
Tom I. Evslin	6,969,362	(1)(2)	16.04%
Edward B. Jordan	1,617,108	(1)(3)	3.72%
Steven J. Ott	498,361	(1)	1.15%
John Landau	75,000	(1)	*
Theodore M. Weitz	62,015	(1)(4)	*

Leo Cyr	0		*
Frank Gill	49,240	(1)	*
Frederick R. Wilson	342,711	(1)(5)	*
All executive officers and directors as a group (10 persons)	10,102,535		23.25%

*	Represents less than one percent.
(1)	The table above includes the following number of shares which the following persons may acquire under options and warrants held as of March 31, 2004 and exercisable within 60 days of such date:

Tom I. Evslin	375,000
Edward B. Jordan	1,050,000
Steven J. Ott	378,832
John Landau	75,000
Theodore M. Weitz	55,000
Frank Gill	32,500
Fred Wilson	12,500
All executive officers and directors as a group	2,395,497

(2)	Includes 1,025,833 shares beneficially owned by Mr. Evslin’s spouse. Also includes 459,000 shares held by The Evslin Family Foundation, Inc., a charitable foundation for which Mr. and Mrs. Evslin serve as two of the three trustees. With the exception of shares held with his spouse as joint tenants, Tom I. Evslin disclaims beneficial ownership of the shares owned beneficially by his spouse directly and as trustee, as well as the shares owned by the charitable foundation. Mr. Evslin’s principal business address is 750 College Road East, Princeton, New Jersey 08540.
(3)	Mr. Jordan’s shares include 24,700 shares beneficially owned by his children, who are minors. Mr. Jordan disclaims beneficial ownership of the shares beneficially owned by his children.
(4)	Includes 250 shares held through a 401(k) plan.

(5)	These shares are held by F.J. Wilson Partners, L.P., of which Mr. Wilson is a general partner. Mr. Wilson disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein.

The following table gives information, as of December 31, 2003, about options, warrants and rights granted under the Company’s stock incentive plan, which represents the only equity compensation plan utilized by the Company. Warrants granted to the Company’s Chief Executive Officer and its then Chief Financial Officer as part of a bridge financing effected prior to the time that the Company became a public company are not included in this table.

Plan Category	(a) Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price Of Outstanding Options, Warrants and Rights	(c) Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity Compensation Plans Approved by Shareholders	6,681,267	$4.59	4,349,061
Equity Compensation Plans Not Approved by Shareholders	—	—	—
Total	6,681,267	$4.59	4,349,061

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to Item 12, as well as to the registration statement on Form S-4 filed by Teleglobe International Holdings Ltd (formerly Teleglobe Bermuda Holdings Ltd), for information regarding the Merger. For the year ended December 31, 2003, ITXC had sales to Teleglobe and related entities of $9.7 million; during that period, Teleglobe and related entities had sales to ITXC of $3.8 million.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the charter of the Audit Committee of ITXC’s Board of Directors, all audit and audit-related work and all non-audit work performed by the Company’s independent auditors, Ernst & Young LLP (“E&Y”), is approved in advance by the Audit Committee, including the proposed fees for such work. The Audit Committee is informed of each service actually rendered.

Audit Fees. Audit fees billed or expected to be billed to the Company for the audit of the financial statements included in the Company’s Annual Reports on Form 10-K,

reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and statutory audits required internationally, for the years ended December 31, 2003 and 2002 totaled approximately $370,000 and $262,000, respectively.

Audit-Related Fees. Fees for audit-related services totaled approximately $134,000 and $31,000 for the years ended December 31, 2003 and 2002, respectively. Audit-related services principally include due diligence in connection with the proposed merger in 2003 and acquisitions in 2002, and employee benefit plan audits in both years.

Tax Fees. Fees for tax services, including tax compliance and tax advice, totaled approximately $170,000 in 2003 and $196,000 in 2002.

All Other Fees. There were no fees for other services in 2003 or 2002.

Applicable law and regulations provide an exemption that permits certain services to be provided by the Company’s outside auditors even if they are not pre-approved. The Company has not relied on this exemption at any time since the Sarbanes-Oxley Act was enacted.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) 3. Exhibits.

31.1	Certification of the Chief Executive Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of April, 2004.

ITXC CORP.

By:	/s/ Anthony Servidio

Name:	Anthony Servidio
Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of April, 2004.

	Name	Title

	/s/ TOM I. EVSLIN* Tom I. Evslin*	Chairman, President and Chief Executive Officer

	/s/ EDWARD B. JORDAN* Edward B. Jordan*	Director

	/s/ FRANK GILL* Frank Gill*	Director

	/s/ LEO J. CYR* Leo J. Cyr*	Director

	/s/ FREDERICK R. WILSON* Frederick R. Wilson*	Director

	/s/ ANTHONY SERVIDIO Anthony Servidio	Chief Financial and Accounting Officer

*By:	/s/ ANTHONY SERVIDIO

Anthony Servidio Attorney-in-Fact

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.