Form 10-K/A
period 2003-12-31
ITXC CORP
filed 2004-05-04
CIK 1061895

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A to the Annual Report on Form 10-K (the “Annual Report”) of ITXC Corp. (the “Company” or “ITXC”) filed on March 15, 2004 with the Securities & Exchange Commission (the “SEC”) as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 27, 2004 is filed solely for the purposes of correcting errors in the disclosure of security ownership contained in Item 12 of the Annual Report in that (a) in the case of Tom I. Evslin, shares held by the Evslin Foundation referred to in footnote (2) to the beneficial ownership table were inadvertantly omitted from the total in the table, (b) in the cases of Edward B. Jordan and Tom I. Evslin, warrants were inadvertantly omitted from footnote (1) to the table, (c) the beneficial ownership percentages were recalculated to give effect to SEC rules regarding the treatment of exercisable stock options and warrants and (d) clarifications have been added with respect to shares held in joint tenancy by Mr. Evslin and the ownership of Mr. Wilson’s stock options. Except as described above, no other amendments are being made herein to the Annual Report. This Form 10-K/A does not reflect events occurring after the March 15, 2004 filing of our Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

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

Name	Shares Beneficially Owned		Percentage
Executive Officers and Directors
Tom I. Evslin	7,428,362	(1)(2)	16.71%
Edward B. Jordan	1,617,108	(1)(3)	3.62%
Steven J. Ott	498,361	(1)	1.14%
John Landau	75,000	(1)	*
Theodore M. Weitz	62,015	(1)(4)	*
Leo Cyr	0		*
Frank Gill	49,240	(1)	*
Frederick R. Wilson	342,711	(1)(5)	*
All executive officers and directors as a group (10 persons)	10,561,535	(1)	22.61%

*	Represents less than one percent.

(1)  The table above includes the following number of shares which the following persons may acquire under options and warrants held as of March 31, 2004 and exercisable within 60 days of such date:

Tom I. Evslin	1,020,162
Edward B. Jordan	1,284,604
Steven J. Ott	378,832
John Landau	75,000
Theodore M. Weitz	55,000
Frank Gill	32,500
Fred Wilson	12,500
All executive officers and directors as a group	3,275,263

(2)  Includes 1,025,833 shares beneficially owned by Mr. Evslin’s spouse and 4,100,362 shares which Mr. Evslin owns as joint tenant with his spouse. Also includes 459,000 shares held by The Evslin Family Foundation, Inc., a charitable foundation for which Mr. and Mrs. Evslin serve as two of the three trustees. With the exception of shares held with his spouse as joint tenants, Tom I. Evslin disclaims beneficial ownership of the shares owned beneficially by his spouse directly and as trustee, as well as the shares owned by the charitable foundation. Mr. Evslin’s principal business address is 750 College Road East, Princeton, New Jersey 08540.

(3) Mr. Jordan’s shares include 24,700 shares beneficially owned by his children, who are minors. Mr. Jordan disclaims beneficial ownership of the shares beneficially owned by his children.

(4)  Includes 250 shares held through a 401(k) plan.

(5)  With the exception of Mr. Wilson’s options, these shares are held by F.J. Wilson Partners, L.P., of which Mr. Wilson is a general partner. Mr. Wilson disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of May, 2004.

ITXC CORP.

By:	/S/ ANTHONY SERVIDIO

Name: Anthony Servidio Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 4th day of May, 2004.

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