Form 10-Q
period 2004-03-31
ITXC CORP
filed 2004-05-10
CIK 1061895

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

At April 30, 2004, there were 43,442,098 shares of Common Stock, par value $.001 per share, outstanding.

ITXC CORP.

-i-

PART I—Financial Information

Item 1. Financial Statements

ITXC CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2004 (Unaudited)	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$13,226,803	$16,069,798
Marketable securities	30,792,423	30,402,118
Accounts receivable, net	38,580,502	41,265,689
Prepaid expenses and other current assets	5,640,852	5,403,759
Restricted cash	6,306,709	6,294,344

Total current assets	94,547,289	99,435,708

Property and equipment, net	25,435,680	27,750,964
Goodwill	7,913,319	7,913,319
Other Intangibles, net	159,054	179,157
Other assets	259,788	259,453

Total assets	$128,315,130	$135,538,601

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$48,635,160	$48,138,025
Other liabilities	885,414	768,426
Current portion of capital lease obligations	847,226	1,038,323

Total current liabilities	50,367,800	49,944,774

Capital lease obligation, less current portion	543,799	761,129

Stockholders’ equity:
Common stock	47,336	47,205
Additional paid in capital	460,941,216	460,462,616
Accumulated other comprehensive loss	(142,364)	(119,811)
Accumulated deficit	(373,628,846)	(365,743,501)
Treasury stock	(9,813,811)	(9,813,811)

Total stockholders’ equity	77,403,531	84,832,698

Total liabilities and stockholders’ equity	$128,315,130	$135,538,601

See accompanying notes.

ITXC CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months ended March 31,
	2004	2003
Total revenues	$96,347,887	$81,707,917
Costs and expenses:
Data communications and telecommunications (exclusive of depreciation shown separately below)	87,842,690	72,619,514
Network operations (exclusive of depreciation shown separately below)	2,377,131	2,498,219
Selling, general and administrative (exclusive of depreciation shown separately below)	9,778,488	18,704,116
Depreciation	4,258,600	5,635,925
Amortization	20,103	121,352

Total costs and expenses	104,277,012	99,579,126

Loss from operations	(7,929,125)	(17,871,209)
Interest income, net	113,252	353,843

Loss before income taxes	(7,815,873)	(17,517,366)
Income tax expense	69,472	173,534

Net loss	$(7,885,345)	$(17,690,900)

Basic and diluted net loss per share	$(0.18)	$(0.41)

Weighted average shares used in computation of basic and diluted net loss per share	43,410,518	42,641,594

See accompanying notes.

ITXC CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2004	2003
Operating activities
Net loss	$(7,885,345)	$(17,690,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,258,600	5,635,925
Amortization of intangibles	20,103	121,352
Provision for doubtful accounts	191,000	8,847,268
Realized loss on sale of investments	15,688	42,807
Amortization of original issue discounts	13,159	38,837
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	2,494,187	(8,834,792)
Increase in prepaid expenses and other assets	(237,428)	(320,022)
Increase (decrease) in accounts payable and accrued expenses	497,135	(3,038,064)
Increase in other liabilities	116,988	5,000

Net cash used in operating activities	(515,913)	(15,192,589)

Investing activities
Purchase of property and equipment	(2,000,808)	(6,402,099)
Proceeds from sale of equipment	57,493	—
Increase in restricted cash	(12,365)	(15,992)
Purchase of available for sale securities	(6,742,102)	(29,289,054)
Sale of available for sale securities	6,231,974	18,312,126
Maturities of available for sale securities	91,000	9,600,000

Net cash used in investing activities	(2,374,808)	(7,795,019)

Financing activities
Repayment of capital lease obligations	(408,427)	(722,359)
Proceeds from exercise of stock options	327,775	68,564
Proceeds from issuance of common stock related to employee stock purchase plan	150,956	260,928

Net cash provided by (used in) financing activities	70,304	(392,867)

Effect of exchange rate fluctuations on cash	(22,578)	555

Decrease in cash	(2,842,995)	(23,379,920)
Cash and cash equivalents at beginning of period	16,069,798	33,027,369

Cash and cash equivalents at end of period	$13,226,803	$9,647,449

See accompanying notes.

ITXC CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The March 31, 2004 and 2003 financial statements have been prepared by ITXC Corp. (the “Company” or “ITXC”) and are unaudited. In the opinion of the Company’s management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for the interim periods have been made. Certain information and footnote disclosures required under accounting principles generally accepted in the United States have been condensed or omitted from the consolidated financial statements and notes thereto presented herein pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes thereto presented herein should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2003 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

The consolidated financial statements include the accounts of ITXC Corp. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2. Proposed Teleglobe Merger

On November 4, 2003, the Company and Teleglobe International Holdings Ltd (“Teleglobe”) announced that they had signed a definitive merger agreement for the acquisition of the Company by Teleglobe. Upon consummation of the merger, the outstanding shares of the Company’s common stock will be converted into approximately 28% of the capital stock of a newly formed parent company of Teleglobe, Teleglobe International Holdings Ltd. (formerly Teleglobe Bermuda Holdings, Ltd) (“New Teleglobe”). All outstanding options and warrants of ITXC will be converted into options and warrants of New Teleglobe. The merger is subject to several conditions, including receipt of governmental approvals, and the approval of the Company’s stockholders. Teleglobe is a privately held Bermuda company and is one of the worlds leading wholesale providers of voice, data, IP and mobile roaming services. Early termination of the Hart-Scott-Rodino review period has been received. On April 30, 2004, New Teleglobe received notification that its amended registration statement filed on Form S-4 with the SEC had been declared effective. The Company has mailed proxy statements to its stockholders and has scheduled a stockholders’ meeting seeking approval of the transaction for May 28, 2004.

Pursuant to the announcement of the Teleglobe merger, certain employees of the Company received severance and/or retention agreements. The potential future obligations under these agreements are not expected to exceed $3.9 million.

3. Comprehensive Loss

The components of comprehensive loss for the three-month periods ended March 31, 2004 and 2003 were as follows:

	Three Months ended March 31,
	2004	2003
Net loss	$(7,885,345)	$(17,690,900)
Other comprehensive income:
Unrealized holding gains (losses) arising during period	24	(27,058)
Foreign currency translation adjustments	(22,578)	555

Comprehensive loss	$(7,907,899)	$(17,717,403)

4. Stock-Based Compensation

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

The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock options, with supplemental information as if the fair value recognition provisions of SFAS No. 123 had been applied for the three-month periods ended March 31, 2004 and 2003:

	Three Months ended March 31,
	2004	2003
Net loss applicable to common stockholders	$(7,885,345)	$(17,690,900)
Add: stock-based compensation, as reported pursuant to APB 25	—	—
Deduct: total stock-based compensation determined under fair value based methods for all awards	(1,601,638)	(3,419,176)

Adjusted net loss, fair value method for all stock-based awards	$(9,486,983)	$(21,110,076)

Basic and diluted net loss per share, as reported	$(0.18)	$(0.41)

Basic and diluted net loss per share, SFAS 123 adjusted	$(0.22)	$(0.50)

5. Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51. The Interpretation introduces a new consolidation model, the variable interests model, based on potential variability in gains and losses of the entity being evaluated for consolidation. It provides guidance for determining whether an entity lacks sufficient equity or the entity’s equity holders lack adequate decision-making ability. These entities, variable interest entities (VIE), are evaluated for consolidation based on their variable interests. Variable interests are contractual, ownership or other interests in an entity that expose their holders to the risks and rewards of the VIE. The Interpretation’s provisions are effective currently for variable interests in VIE’s created after January 31, 2003, and for variable interests in VIE’s created before February 1, 2003, no later than the end of the first interim or annual reporting period ending after March 15, 2004. Management does not believe that the adoption of this standard will have any impact on the Company’s financial statements.

6. Restricted Cash

In conjunction with its letter of credit facility for its Princeton, New Jersey lease, the Company has $2.3 million in restricted cash as of March 31, 2004 that represents the collateral supporting the letter of credit. The Company is obligated to maintain the letter of credit for the term of the lease, which expires on July 31, 2011. As a result, the Company will be required to either maintain the restricted cash or provide an alternative means of collateral. In addition, in November 2003, the Company issued a letter of credit to a vendor in the amount of $4.0 million. This instrument was issued as a means of obtaining more beneficial payment terms from the vendor. In order to secure the facility, the Company was required to deposit $4.0 million in a restricted bank account and maintain such balance as long as the facility remains in place.

7. Legal Proceedings

The Company is involved in certain claims and legal actions arising in the normal course of business. Management does not expect that the outcome of these cases will have a material effect on the Company’s financial position or results of operations.

The Company has received a copy of a complaint filed on February 24, 2004 as a class action suit in New Jersey Superior Court naming the Company and directors Tom Evslin, Edward Jordan, Frank Gill and Fred Wilson as defendants. Two claims are asserted against the individual defendants, one for breach of fiduciary duty and the other for breach of the duty of candor. Although the Company was identified as a defendant, no cause of action is asserted against the Company for damages. The action seeks to enjoin the stockholders’ meeting to approve ITXC’s proposed merger with Teleglobe until certain alleged deficiencies in the proxy statement have been cured and seeks to permanently enjoin the consummation of the merger. ITXC had previously announced that New Teleglobe filed a registration statement on Form S-4 with the Securities and Exchange Commission in connection with the proposed merger. ITXC believes the complaint contains factual inaccuracies, is premature and is wholly without merit and intends to vigorously defend the lawsuit.

On May 23, 2000, Connectel, LLC, filed suit against the Company in the United States District Court for the Eastern District of Pennsylvania. Connectel alleges in its complaint that the Company is infringing on the claims of a patent owned by Connectel by, acting alone or with others, assembling, offering to sell, selling or using communications networks or switching systems within the United States and for export worldwide without license from Connectel. Connectel also seeks unspecified damages. Discovery has closed and ITXC moved for summary judgment in October 2002. Thereafter, in December 2002, the case was reassigned to a newly appointed United States District Judge, Hon. James Knoll Gardner. Oral argument on the motion for summary judgment and on certain other pretrial issues was held in February 2004. On March 17, 2004, Judge Gardner issued an opinion finding for the Company on all issues related to the meaning of the patent claims, but denying summary judgment without prejudice to renew the motion at or after a scheduled June 9, 2004 hearing to determine whether portions of Connectel’s expert testimony will be inadmissible in connection with the motion. The Company believes that the Connectel claims are without merit.

The Company and certain of its officers/directors were named as defendants in several purported shareholder class action lawsuits commenced in 2001. The lawsuits allege, among other things, that, in connection with the Company’s public offerings of securities, its Prospectus did not disclose certain alleged practices involving its underwriters and their customers. These actions seek compensatory and other damages, and costs and expenses associated with the litigation. No discovery has taken place. ITXC is one of hundreds of companies named in substantially identical lawsuits. Management believes that ITXC and its officers/directors did not engage in any improper or illegal conduct. All of these cases have been consolidated for pretrial purposes before Judge Scheindlin in the Southern District of New York, who refused to dismiss the cases in an opinion issued in February 2003. All of the individual defendants who had been named as defendants in the Company’s case have now been dismissed from the proceeding without prejudice, pursuant to a stipulation with the plaintiffs. Neither the individual defendants nor the Company nor its insurers paid any consideration for these dismissals. The parties have negotiated a settlement entirely funded by the directors and officers’ insurance carriers, and it is anticipated that this proposed settlement will be submitted to the Court for approval in the near future. Under the terms of the proposed settlement, neither the Company nor individual defendants will have either future liability or expenses in connection with the litigation, except for a limited obligation to cooperate in discovery in the plaintiffs’ continuing cases against the underwriters.

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

8. Income Taxes

For the quarters ended March 31, 2004 and 2003, the Company has recorded $69,000 and $174,000, respectively, of tax expense relating to certain foreign tax accruals for its overseas offices.

9. Subsequent Event

Acceris Communications Technologies Inc., a subsidiary of Acceris Communications Inc. has filed a patent infringement lawsuit against the Company, which was served on April 28, 2004. The case is pending in the United States District Court of the District of New Jersey and alleges that ITXC’s Voice over Internet Protocol (VoIP) services and systems infringe Acceris’ U.S. Patent No. 6,243,373, entitled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System.” The Company intends to vigorously defend against the allegations of infringement and believes that it has substantial defenses to them. However, an adverse result in this litigation could either result in injunctive relief precluding all or a portion of the Company’s VoIP activity or materially impact the Company’s revenues and profitability.

The Company has filed a separate lawsuit against Acceris Communications Technologies, Inc. and Acceris Communications, Inc. for infringement of a number of ITXC’s patents directed generally to the transmission of telephone calls over the Internet and the completion of telephone calls by switching them off the Internet and onto a public switched telephone network (PSTN).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “10-K”) and the Unaudited Condensed Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Actual results could differ materially from those projected in the Company’s forward-looking statements due to numerous known and unknown risks and uncertainties, including, among other things, (i) uncertainties relating to executing the pending merger with Teleglobe, including, but not limited to the risks of delay in consummation of the merger; the risk that either material adverse changes to either entity, or governmental action or litigation may prevent the merger from closing or render it less desirable than anticipated; and risks relating to delays in closing the merger; uncertainties relating to the combined company after the proposed merger with Teleglobe, including but not limited to, unexpectedly high transaction costs; problems in the integration effort; Teleglobe’s anticipated debt level and the inherent lack of flexibility resulting therefrom; inability to retain key employees, customers and suppliers through and after the merger process; inability to capture anticipated synergies; the ability of Cerberus Capital Management, L.P., Teleglobe’s current controlling shareholder and majority owner of New Teleglobe after the merger, to exert control over the combined company; the existence of undisclosed or unanticipated contingent liabilities; the risk stemming from the fact that New Teleglobe is not currently a publicly traded company; and the risk that Teleglobe may not be able to effectively execute its business plan and (ii) other risks relating to the Company independent of the proposed merger, including the volatile and competitive environment for Internet telephony and telecommunications; changes in domestic and foreign economic, market and regulatory conditions; the inherent uncertainty of financial estimates and projections; uncertainty inherent in litigation; unanticipated technological difficulties; the risk that the Company may not be able to access sufficient capital; the creditworthiness of and relationship with our customers; future transactions; risks inherent in being subject to significant regulation; and other considerations described as “Risk Factors” in Exhibit 99.1 to Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and in other filings made by us with the SEC. Such factors may also cause substantial volatility in the market price of our Common Stock. All such forward-looking statements are current only as of the date on which such statements were made. ITXC does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

Overview

We are a leading global provider of voice and fax services. We primarily use the Internet for transport of these calls. From our inception in July 1997 through April 1998, our operating activities were focused primarily on:

•	developing monitoring and analysis software to enable us to efficiently and cost effectively route voice over the Internet which we refer to as BestValue Routing;

•	developing relationships with affiliates throughout the world to establish the global reach of ITXC.net;

•	developing additional business strategies to supplement our affiliate network; and

•	hiring our initial employee group.

In April 1998, we launched our first service delivered over ITXC.net—our WWeXchange Service. Our operations since that time have included:

•	increasing our voice traffic, from 2,746 minutes during April 1998 to approximately 1.3 billion minutes carried through our call completion service during the quarter ended March 31, 2004;

•	refining our monitoring and analysis software in order to achieve BestValue Routing;

•	expanding our affiliate network to 331 affiliates as of March 31, 2004;

•	increasing the global reach of ITXC.net to offer termination to over 230 countries and territories at March 31, 2004;

•	applying for and securing patents on key technology;

•	increasing our direct connection to customers using ITXC-owned SNARCs located at the customers’ premises;

•	increasing our employee headcount, from 29 employees on April 1, 1998 to 224 employees on March 31, 2004; and

•	introducing ITXC VoIPLink Service and the VoIPLink Ready program, which make VoIP internetworking practical for carriers connecting to ITXC on a VoIP-to-VoIP basis.

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

The FCC has not determined that the Services that we provide using Internet telephony are subject to direct regulation and the FCC has generally maintained a long-standing policy to keep consumer Internet services free from burdensome economic regulation at both the federal and state levels. However, the FCC has been collecting information regarding Internet telephony services in various proceedings. For instance, the FCC has been asked by certain ILECs to declare that Internet telephony services are subject to regulation as telecommunications services and therefore subject to interstate switched access charges and universal service fund assessments. Alternatively, other carriers and companies such as AT&T, Level 3 and pulver.com have filed their own petitions for declaratory ruling asking the FCC to find that certain Internet telephony services are exempt from certain regulations for a variety of reasons. As a result, on February 12, 2004, the FCC ruled that pulver.com’s Free World Dialup (FWD) offering, which allows users of broadband Internet access services to make voice over Internet Protocol or other types of peer-to-peer communications directly to other FWD members, without charge, is an unregulated information service that is subject to federal jurisdiction. On April 21, 2004, the FCC issued an order finding that specific end user retail phone-to-phone VoIP services offered by AT&T are basic services and therefore subject to access charges and certain other regulation. The FCC’s decision in the AT&T matter was, however, limited to services that use only ordinary customer premise equipment with no enhanced functionality, originate and terminate on the public switched network and undergo no net protocol conversion and provide no enhanced functionality to end users due to the provider’s use of IP technology. We believe that the great bulk of wholesale international services that we provide are distinguishable from the phone-to-phone VoIP telephony services provided by AT&T. Moreover, the FCC explicitly stated that its decision is an interpretation of existing rules and does not preclude the FCC from taking a different direction in its general proceeding on IP-enabled services or in another pending proceeding dealing with intercarrier compensation which may materially change the existing access charge regime which the AT&T decision interpreted. It is possible that the AT&T decision has increased the likelihood that the Internet telephony services we offer may be regulated or may be subject to regulation in the future, although the FCC expressly left open the possibility of revisiting the AT&T decision at a later date.

On March 10, 2004, the FCC initiated a comprehensive rulemaking proceeding to seek public comment on the appropriate regulatory treatment of IP-enabled services, including Internet telephony. In that proceeding, the FCC sought comment on fundamental questions that will affect every aspect of IP-enabled services. The FCC posed questions that may signal an openness to consider significant changes in the way the FCC regulates today’s evolving telecommunications networks and services. The proceeding promises to analyze statutory definitions, jurisdictional matters and revisit prior FCC decisions in a manner that will likely restructure the existing regulatory framework for Internet telephony and other IP-enables services. The FCC made clear that it is starting from the premise that IP-enables services should only be minimally regulated, in light of the public interest in encouraging broadband infrastructure and greater customer choice. However, if the FCC were to determine that certain Internet-related services including the Internet telephony services we provide are subject to FCC regulation as telecommunications services, the FCC could subject providers of such services, including us, to traditional common carrier regulation, including requirements to comply with the international settlement regime for international services, make universal service contributions, and pay access charges to local telephone companies. This regulation could significantly increase our costs of providing service, impose new technically challenging requirements or otherwise adversely affect us. Finally, the FCC has initiated a CALEA proceeding to consider the technical and policy issues associated with law-enforcement access to IP-enabled services under CALEA. This proceeding addresses the scope of covered services, the assignment of responsibility for compliance, and the wiretap capabilities required.

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

Since our inception in July 1997, we have experienced operating losses in each quarterly and annual period and negative cash flows from operations in each quarter since we commenced offering services over ITXC.net in April 1998. As of March 31, 2004, we had an accumulated deficit of $373.6 million. The profit potential of our business is unproven, and our limited operating history makes an evaluation of us and our prospects difficult. We may not achieve profitability or, if we achieve profitability, we might not sustain profitability.

Additional Metrics Tracked by Management

Our profitability for terminating calls over ITXC.net is a function of our ability to maximize our “buy-sell” margin, i.e. the difference between what we pay on a per minute basis to receive termination service from our suppliers and what we are able to charge our customers. For the quarters ended March 31, 2004 and 2003, our “buy-sell margin” was $10.5 million and $11.9 million, respectively. Our average “buy-sell margin” per minute in the quarters ended March 31, 2004 and March 31, 2003 was $0.0084 (0.84 cents) and $0.0135 (1.35 cents), respectively. Total minutes for the quarters ended March 31, 2004 and 2003 were 1.3 billion and 884 million, respectively. The sum of the cost component of the buy-sell margin, IP connectivity costs, PSTN connectivity costs and collocation costs comprise the line item reported as Data Communications and Telecommunications Expense in our consolidated statements of operations.

Results of Operations – Comparison of the Three Months Ended March 31, 2004 and 2003

Statistical Presentations

The following table sets forth, for the three months ended March 31, the percentage of telecommunications revenues represented by various line items in our consolidated statements of operations.

	2004	2003
Revenues:
Telecommunications revenue	100.0%	100.0%
Costs and expenses:
Data communications and telecommunications (exclusive of depreciation shown separately below)	91.2	88.9
Network operations (exclusive of depreciation shown separately below)	2.5	3.1
Selling, general and administrative (exclusive of depreciation shown separately below)	10.1	22.9
Depreciation	4.4	6.9
Amortization	0.0	0.1
Total cost and expenses	108.2	121.9
Interest income, net	0.1	0.4
Income tax expense	0.0	0.2
Net loss	(8.2)	(21.7)

The following table shows the percentage increase or decrease in the above-mentioned line items for the quarterly periods from March 31, 2003 to March 31, 2004.

March 31, 2003 vs. March 31, 2004
Revenues:
Telecommunications revenue	17.9%
Costs and expenses:
Data communications and telecommunications (exclusive of depreciation shown separately below)	21.0
Network operations (exclusive of depreciation shown separately below)	(4.8)
Selling, general and administrative (exclusive of depreciation shown separately below)	(47.7)
Depreciation	(24.4)
Amortization	(83.4)
Total cost and expenses	4.7
Interest income, net	(68.0)
Income tax expense	(60.0)
Net loss	(55.4)

Revenues

Telecommunications revenues amounted to $96.3 million during the quarter ended March 31 2004 and $81.7 million during the three months ended March 31, 2003, an increase of 17.9%. This increase was primarily due to the increased revenue generated from our call completion service, which provides international call completion to our customers and enables them to offer their own customers phone-to-phone global voice service. Almost all of our total revenue during the first quarter of 2004 was derived from our call completion service.

We have increased the volume of call completion service traffic over ITXC.net. In terms of minutes of traffic, we increased our minutes to 1.3 billion in the first quarter of 2004 from 884 million minutes in the first quarter of 2003. Our average revenues per minute (ARPM) for call completion service declined to 7.7 cents per minute during the first quarter of 2004 from 9.2 cents per minute during the first quarter of 2003. The decline in average revenues per minute is primarily attributable to increased competition and changes in route mix.

Approximately $8.7 million of revenues reported for the first quarter of 2003 related to amounts from Interactive Marketing Technologies, Inc. (“IMT”). IMT filed for bankruptcy protection and the Company therefore wrote-off $8.7 million. Excluding IMT, our ARPM for the first quarter of 2003 would have been $.087 (8.7 cents).

We focus on margin rather than revenue. Since 2001,we have used buy-sell margin as the major basis for sales compensation.

Operating Expenses

Data Communications and Telecommunications Expenses. During the three months ended March 31, 2004 and 2003, data communication and telecommunications expenses amounted to $87.8 million and $72.6 million, respectively. The increase in the dollar amount of such costs primarily reflected the increased traffic during 2004, as well as costs associated with establishing an increasing capacity at our hubs in anticipation of future growth in traffic.

Network Operations Expenses. Network operations expenses decreased to $2.4 million during the three months ended March 31, 2004 from $2.5 million during the three months ended March 31, 2003. Such expenses primarily reflected the cost of operating our 24-hours-a-day, 7 days-a-week network operations center, as well as start-up costs associated with the Germany and Hong Kong hubs. In the first quarter of 2003 we announced a new network hub in Germany and in the fourth quarter of 2003 we announced a new network hub in Hong Kong. In general, network operations expenses are not proportional to the volume of our traffic; regardless of our volume, we are required to pay the salaries and related costs associated with operating our network operations center in Princeton. We anticipate that we will be able to continue to leverage network operations expenses over a larger revenue base in future periods. Such expectation represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ from such expectation as a result of a number of factors, including the extent to which we incur unanticipated expenses associated with the expansion of our hubs and the growth of our network.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses decreased to $9.8 million during the three months ended March 31, 2004 from $18.7 million during the three months ended March 31, 2003. The decrease in SG&A expenses from 2003 is primarily attributable to a specific bad debt provision of $8.7 million that we made to our accounts receivable reserve in the first quarter of 2003 and higher headcount levels during the first quarter of 2003 offset by $1.3 million in transaction, integration and employee retention/severance expenses in the first quarter of 2004 relating to the planned Teleglobe merger. We had 224 employees at March 31, 2004, as compared with 287 employees at the end of the first quarter of 2003.

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

Depreciation

Depreciation expense decreased to $4.3 million during the three months ended March 31, 2004 from

$5.6 million during the three months ended March 31, 2003. The decrease in depreciation expense from 2003 to 2004 was a result of greater efficiencies from our installed asset base. We added $2.0 million of capital expenditures during the first quarter of 2004.

Amortization of Intangibles

In connection with our May 2, 2002 acquisition of the assets of Nexcom, we recorded $7.9 million of goodwill and $2.9 million of other intangibles. During the fourth quarter of 2003, upon reviewing the current and future value of an exclusive relationship in Lithuania, we wrote off the full value of the intangible asset. This resulted in a $2.0 million charge in 2003. We amortized $20,000 and $121,000 of other intangibles during the three months ended March 31, 2004 and March 31, 2003, respectively.

Interest Income, Net

Our interest income, net principally represents income from cash and investments, which, in turn, were derived from capital contributions made by our investors. During the quarters ended March 31, 2004 and 2003, the interest on our marketable securities, including the interest earned on the proceeds from our initial and follow-on public offerings, exceeded the interest that we paid on our capital leases by $0.1 million and $0.4 million, respectively. The reduction in our interest income reflects our usage of cash and yield reductions resulting from a decline in short-term interest rates.

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

Net cash provided by financing activities was $0.07 million for the three months ended March 31, 2004, principally reflecting the proceeds from the exercise of stock options and the issuance of stock related to employee stock purchase plans, offset by repayment of certain capital lease obligations.

Net cash used in operating activities amounted to $0.5 million for the three months ended March 31, 2004, primarily the result of net operating losses offset by depreciation, lower accounts receivable and an increase in accounts payable and accrued expenses.

Net cash used in investing activities was $2.4 million for the three months ended March 31, 2004 and was primarily related to the purchases of property and equipment of $2.0 million.

As of March 31, 2004, our principal commitments consisted of obligations outstanding under operating and capital leases. At that date, future minimum payments for all non-cancelable leases included required payments of $3.2 million during 2005 and $13.6 million for years 2006-2009 and thereafter under all leases. The remaining future minimum payments for 2004 are estimated to be $2.8 million. The minimum lease payments have not been reduced by minimum operating sublease rentals of $1.1 million due in the future under noncancelable subleases.

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

In conjunction with the Company’s letter of credit facility for its Princeton, New Jersey lease, the Company has $2.3 million of restricted cash. In addition, in November 2003, the Company issued a letter of credit to a vendor in the amount of $4.0 million. This instrument was issued as a means of obtaining more beneficial payment terms from the vendor. In order to secure the facility, the Company was required to deposit $4.0 million in a restricted bank account and maintain such balance as long as the facility remains in place.

The primary sources of our short-term funding continue to be the capital that we have raised. Our capital requirements depend on numerous factors, including market acceptance of our services, the responses of our competitors, the resources allocated to ITXC.net and the development of future applications of our technology, our success in marketing and selling our services, and other factors. We have experienced substantial increases in our capital expenditures since our inception, consistent with growth in our operations and staffing. If the Teleglobe merger is not consummated, we currently believe that our available cash and cash equivalents would be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. This statement represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from our expectations as a result of certain of the risk factors described in Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. If the Teleglobe merger is not consummated, we may need to raise additional funds in order to fund operations and/or more rapid expansion, to develop new or enhance existing services, to respond to competitive pressures or to acquire or invest in complementary business, technologies or services. Additional funding may not be available on favorable terms or at all. Any such funding may be dilutive to existing stockholders (if in the form of equity) and may result in the imposition of restraints on management’s ability to operate the Company’s business.

The following summarizes ITXC’s contractual obligations at March 31, 2004, and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods.

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1 – 3 years	4 – 5 years	After 5 years
Capital lease obligations	$1,526,199	$739,991	$786,208	$—	$—
Operating leases	$18,046,159	$2,018,210	$7,795,541	$4,641,636	$3,590,772

Total contractual cash obligations	$19,572,358	$2,758,201	$8,581,749	$4,641,636	$3,590,772

Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1 – 3 years	4 – 5 years	Over 5 years
Lines of credit	$—	$—	$—	$—	$—
Standby letters of credit	$6,133,923	$4,050,000	$—	$—	$2,083,923

Total commercial commitments	$6,133,923	$4,050,000	$—	$—	$2,083,923

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

Income Taxes

Tax expense for the three months ended March 31, 2004 and March 31, 2003 was $69,000 and $174,000, respectively, related to certain foreign tax accruals. In addition, the 2003 expense included a state provision that was subsequently reversed. Since we are in a net loss position, we have no provision for federal taxes.

The Company has a federal and state NOL carryforward for which a full valuation allowance has been provided. An ownership change (such as the Teleglobe merger) would cause an imposition of an annual limitation on the use of NOL carryforwards attributable to periods before the change. The Company has not determined the amount of the potential limitation.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51. The Interpretation introduces a new consolidation model, the variable interests model, based on potential variability in gains and losses of the entity being evaluated for consolidation. It provides guidance for determining whether an entity lacks sufficient equity or the entity’s equity holders lack adequate decision-making ability. These entities, variable interest entities (VIE), are evaluated for consolidation based on their variable interests. Variable interests are contractual, ownership or other interests in an entity that expose their holders to the risks and rewards of the VIE. The Interpretation’s provisions are effective currently for variable interests in VIE’s created after January 31, 2003, and for variable interests in VIE’s created before February 1, 2003, no later than the end of the first interim or annual reporting period ending after March 15, 2004. Management does not believe that the adoption of this standard will have any impact on the Company’s financial statements.

Subsequent Events

On April 30, 2004, New Teleglobe received notification that its amended registration statement filed on Form S-4 with the SEC had been declared effective. The Company has mailed proxy statements to its stockholders and has scheduled a stockholders’ meeting seeking approval of the transaction for May 28, 2004.

Acceris Communications Technologies Inc., a subsidiary of Acceris Communications Inc. has filed a patent infringement lawsuit against the Company, which was served on April 28, 2004. The case is pending in the United States District Court of the District of New Jersey and alleges that ITXC’s Voice over Internet Protocol (VoIP) services and systems infringe Acceris’ U.S. Patent No. 6,243,373, entitled “Method and Apparatus for Implementing a Computer Network/Internet Telephone System.” The Company intends to vigorously defend against the allegations of infringement and believes that it has substantial defenses to them. However, an adverse result in this litigation could either result in injunctive relief precluding all or a portion of ITXC’s VoIP activity or materially impact ITXC’s revenues and profitability.

The Company has filed a separate lawsuit against Acceris Communications Technologies, Inc. and Acceris Communications, Inc. for infringement of a number of ITXC’s patents directed generally to the transmission of telephone calls over the Internet and the completion of telephone calls by switching them off the Internet and onto a public switched telephone network (PSTN).

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We had investments of $30.8 million as of March 31, 2004 in certain marketable securities, which primarily consist of short-term fixed income investments. Due to the short-term nature of our investments, we believe that the effects of changes in interest rates are limited and would not have a material impact on our financial condition or operating results.

Item 4.	Controls and Procedures

a) Disclosure Controls and Procedures. The Company has established and maintains disclosure controls and procedures which are designed to provide reasonable assurance that material information relating to us, including our consolidated subsidiaries, is made known to senior managers responsible for disclosure by others within those entities, particularly during the period in which this quarterly report is being prepared. We have established a Disclosure Committee which is made up of several key management employees and reports directly to the Chief Executive Officer and Chief Financial Officer, to monitor and evaluate these disclosure controls and procedures. The Audit Committee of the Board also has reviewed reports of the Disclosure Committee. As of the end of the Company’s most recently completed fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) covered by this report, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

The Company has received a copy of a complaint filed on February 24, 2004 as a class action suit in New Jersey Superior Court naming the Company and directors Tom Evslin, Edward Jordan, Frank Gill and Fred Wilson as defendants. Two claims are asserted against the individual defendants, one for breach of fiduciary duty and the other for breach of the duty of candor. Although the Company was identified as a defendant, no cause of action is asserted against the Company for damages. The action seeks to enjoin a stockholder meeting to approve ITXC’s proposed merger with Teleglobe until certain alleged deficiencies in the proxy statement have been cured and seeks to permanently enjoin the consummation of the merger. ITXC had previously announced that New Teleglobe filed a registration statement on Form S-4 with the Securities and Exchange Commission in connection with the proposed merger. ITXC believes the complaint contains factual inaccuracies, is premature and is wholly without merit and intends to vigorously defend the lawsuit.

Acceris Communications Technologies Inc., a subsidiary of Acceris Communications Inc. has filed a patent infringement lawsuit against the Company, which was served on April 28, 2004. The case is pending in the United States District Court of the District of New Jersey. The Company intends to vigorously defend against the allegations of infringement and believes that it has substantial defenses to them. However, an adverse result in this litigation could either result in injunctive relief precluding all or a portion of ITXC’s VoIP activity or materially impact ITXC’s revenues and profitability.

On May 23, 2000, Connectel, LLC, filed suit against the Company in the United States District Court for the Eastern District of Pennsylvania. Connectel alleges in its complaint that the Company is infringing on the claims of a patent owned by Connectel by, acting alone or with others, assembling, offering to sell, selling or using communications networks or switching systems within the United States and for export worldwide without license from Connectel. Connectel also seeks unspecified damages. Discovery has closed and ITXC moved for summary judgment in October 2002. Thereafter, in December 2002, the case was reassigned to a newly appointed United States District judge, Hon. James Knoll Gardner. Oral argument on the motion for summary judgment and on certain other pretrial issues was held in February 2004. On March 17th, 2004, Judge Gardner issued an opinion finding for the Company on all issues related to the meaning of the patent claims, but denying summary judgment without prejudice to renew the motion pending a scheduled June 9th, 2004 hearing to determine whether portions of Connectel’s expert testimony will be inadmissible in connection with the motion. The Company believes that the Connectel claims are without merit.

The Company and certain of its officers/directors were named as defendants in several purported shareholder class action lawsuits commenced in 2001. The lawsuits allege, among other things, that, in connection with the Company’s public offerings of securities, its Prospectus did not disclose certain alleged practices involving its underwriters and their customers. These actions seek compensatory and other damages, and costs and expenses associated with the litigation. No discovery has taken place. ITXC is one of hundreds of companies named in substantially identical lawsuits. Management believes that ITXC and its officers/directors did not engage in any improper or illegal conduct. All of these cases have been consolidated for pretrial purposes before Judge Scheindlin in the Southern District of New York, who refused to dismiss the cases in an opinion issued in February 2003. All of the individual defendants who had been named as defendants in the Company’s case have now been dismissed from the proceeding without prejudice, pursuant to a stipulation with the plaintiffs. Neither the individual defendants nor the Company nor its insurers paid any consideration for these dismissals. The parties have negotiated a settlement entirely funded by the directors and officers’ insurance carriers, and it is anticipated that this proposed settlement will be submitted to the Court for approval in the near future. Under the terms of the proposed settlement, neither the Company nor individual defendants will have either future liability or expenses in connection with the litigation, except for a limited obligation to cooperate in discovery in the plaintiffs’ continuing cases against the underwriters.

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

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

(b) The registrant submitted four Current Reports on Form 8-K during the quarter ended March 31, 2004. Information regarding the items reported on is as follows:

Date	Matter Reported On
February 18, 2004	Disseminated a press release dated February 18, 2004 (disclosure under Item 5).
February 27, 2004	Disseminated a press release dated February 27, 2004 (disclosure under Item 5).
March 15, 2004	Disseminated a press release dated March 15, 2004 (disclosure under Item 5).
March 29, 2004	Filing of an Amendment Number 1 on Form S-4 by Teleglobe Bermuda Holdings Ltd (disclosure under Item 9).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITXC CORP.

By:	/s/ Anthony Servidio

Anthony Servidio Chief Financial Officer

Dated: May 10, 2004